Form 10-Q
period 1996-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1996-08-12
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
- ---------               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June  30, 1996
                                   --------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- --------                SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               ------------------      -----------------

Commission File Number:   33-57342
                          --------


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                    84 -1158484
      -------------------------------                 -------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      2060 Broadway, Suite 400
      Boulder, Colorado                                       80302
      ---------------------------------                     ----------
     (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code (303) 444-0240
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                         2,494,067 shares
- -----------------------------                 ---------------------------------
         Class                                Outstanding as of  July  31, 1996

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 JUNE 30, 1996

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
                                                                     --------
   Item 1.          Consolidated Financial Statements:

                    Consolidated Balance Sheets as of
                    June 30, 1996 and December  31, 1995               1

                    Consolidated Statements of Income
                    for the three and six months ended
                    June 30, 1996 and 1995                             2

                    Consolidated Statements of Cash Flows
                    for the six months ended
                    June 30, 1996 and 1995                             3

                    Notes to Consolidated Financial Statements         4-7

   Item 2.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      8-16

PART II.         OTHER INFORMATION

   Item 1.          Legal Proceedings                                  17

   Item 2.          Changes in Securities                              17

   Item 3.          Defaults Upon Senior Securities                    17

   Item 4.          Submission of Matters to a Vote of
                    Security Holders                                   17

   Item 5.          Other Information                                  17

   Item 6.          Exhibits and Reports on Form 8-K                   17

SIGNATURES                                                             18

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

Item 1.                       Financial statements

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
================================================================================

ASSETS                                                                                          June 30,         December 31,
                                                                                                 1996                1995
                                                                                              -------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $3,580,226          $2,189,648
   Accounts receivable:
              Gilpin Hotel Venture                                                                 93,847             104,235
              Other                                                                                                    31,111
   Income taxes receivable                                                                                             45,367
   Note receivable - Gilpin Gold, Inc.                                                                              1,335,971
   Deferred tax asset                                                                             109,867             109,867
                                                                                              -------------------------------
              Total current assets                                                              3,783,940           3,816,199

INVESTMENT IN AND ADVANCES TO:
              Gilpin Hotel Venture                                                              3,771,318           4,858,270
              Black Hawk Gaming/Jacobs Joint Venture                                            1,069,361             594,361

LAND:
    Leased to Gilpin Hotel Venture                                                              1,967,689           1,967,689
    Held for development:
        Millsite 29                                                                               791,801             791,801
        Millsite 30 and other                                                                   1,466,317           1,466,317
        Millsite 31                                                                             2,418,754           2,418,754
        Millsite 32                                                                             3,568,234           3,568,234
        Oklahoma                                                                                  589,808             551,698
                                                                                              -------------------------------
              Total land                                                                       10,802,603          10,764,493

OTHER ASSETS                                                                                      553,463             234,998
                                                                                              -------------------------------
TOTAL                                                                                         $19,980,685         $20,268,321
                                                                                              ===============================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                         $50,012             $47,520
    Current portion of long-term debt                                                             119,677             802,980
                                                                                              -------------------------------
              Total current liabilities                                                           169,689             850,500

LONG-TERM DEBT                                                                                  2,314,898           2,376,655
                                                                                              -------------------------------
              Total liabilities                                                                 2,484,587           3,227,155
                                                                                              -------------------------------
COMMITMENT AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                               406,901             666,667

STOCKHOLDERS' EQUITY:
    Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
   Common stock; $.001 par value; 40,000,000 shares authorized;
       2,506,067 and 2,534,567 shares issued and outstanding, respectively                          2,505               2,534
    Additional paid-in capital                                                                  9,702,023           9,728,751
    Retained earnings                                                                           7,384,669           6,643,214
                                                                                              -------------------------------
                                                                                               17,089,197          16,374,499
                                                                                              -------------------------------
TOTAL                                                                                         $19,980,685         $20,268,321
                                                                                              ===============================

See notes to consolidated financial statements.

Item 1.         Financial Statements (continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
================================================================================


                                                             Three Months Ended        Six months ended
                                                                  June 30,                  June 30,
                                                               1996         1995        1996        1995
                                                           ----------------------------------------------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                                      $82,718     $100,435    $164,702    $182,378
        Rental income                                        105,057      108,670     214,470     223,035
        Parking lot operation                                 93,804       88,804     192,608     169,939
    Interest                                                  50,438       88,634     102,898     155,555
                                                           ----------------------------------------------
        Total revenue                                        332,017      386,543     674,678     730,907
                                                           ----------------------------------------------

COSTS AND EXPENSES:
     Compensation and related costs                          180,742      169,873     351,271     306,376
     Other general and administrative                        106,368       87,601     249,898     210,315
     Interest                                                 54,736       68,149     119,882     134,687
                                                           ----------------------------------------------
        Total  costs and expenses                            341,846      325,623     721,051     651,378
                                                           ----------------------------------------------

EQUITY IN EARNINGS OF JOINT VENTURE                          615,294      715,845   1,231,390   1,284,393
                                                           ----------------------------------------------
INCOME BEFORE INCOME TAXES                                   605,465      776,765   1,185,017   1,363,922

INCOME TAXES                                                (225,000)    (275,000)   (440,000)   (495,000)
                                                           ----------------------------------------------
NET INCOME                                                   380,465      501,765     745,017     868,922

Costs related to common stock subject to put options          (6,192)     (24,479)    (15,234)    (63,208)
                                                           ----------------------------------------------
NET INCOME ATTRIBUTABLE TO COMMON SHARES                    $374,273     $477,286    $729,783    $805,714
                                                           ==============================================
NET INCOME PER COMMON SHARE                                    $0.15        $0.18       $0.29       $0.31
                                                           ==============================================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                            2,508,078    2,581,167   2,513,572   2,581,167
                                                           ==============================================


See notes to consolidated financial statements.

Item 1.         Financial statements (continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                              1996                1995
                                                                                        ------------------------------
OPERATING ACTIVITIES:
    Net Income                                                                            $745,017            $868,922
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in earnings of joint venture                                                  (659,610)           (709,041)
     Changes in operating assets and liabilities:
        Accounts and note receivable                                                        41,499             120,071
        Accounts payable and accrued expenses                                                2,493             (25,456)
        Income taxes receivable/payable                                                     45,367             (45,000)
                                                                                        ------------------------------
             Net cash provided by operating activities                                     174,766             209,496
                                                                                        ------------------------------
INVESTING ACTIVITIES:
     Land and land improvements                                                            (38,110)            (16,971)
     Distributions from GHV                                                              1,746,563             400,000
     Collection on note receivable from Gilpin Gold, Inc.                                1,335,971              78,195
     Payments received from Gilpin Ventures, Inc. on return of investment                                       28,792
     Contributions to capital--Gilpin Hotel Venture                                                           (123,318)
     Contributions to Black Hawk Gaming/Jacobs Joint Venture                              (475,000)           (110,000)
     Other                                                                                (318,465)            (33,067)
                                                                                        ------------------------------
           Net cash provided by investing activities                                     2,250,959             223,631
                                                                                        ------------------------------
FINANCING ACTIVITIES:
    Acquisition of treasury stock and payments upon exercise of put option                (290,085)           (137,500)
    Payments on Oklahoma note                                                                                 (450,000)
    Payments on long-term debt                                                            (745,062)            (42,656)
                                                                                        ------------------------------
           Net cash used in financing activities                                        (1,035,147)           (630,156)
                                                                                        ------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                         1,390,578            (197,029)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                 2,189,648           2,363,416
                                                                                        ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $3,580,226          $2,166,387
                                                                                        ==============================
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                                              $119,881            $134,688
                                                                                        ==============================
      Cash paid for income taxes                                                          $591,000            $440,000
                                                                                        ==============================
      Acquisition of treasury stock                                                       $275,000            $137,500
                                                                                        ==============================


See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. and subsidiary (the Company) was incorporated on January 10, 1991 in Colorado, to acquire gaming properties for development, joint venture and operation. The Company completed the construction of the Gilpin Hotel Casino (the Casino) in Black Hawk, Colorado, in September 1992 and the Casino opened October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest. In November 1994, GHV acquired an adjacent casino facility, which was put into operation in January 1995.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at June 30, 1996, and the results of its operations for the three and six months ended June 30, 1996. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Native American Management Corp. (NAMC). All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1995.

         Joint Venture --- The Company accounts for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's ownership in GHV.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:

                                               June 30,          December 31,
                                                 1996               1995
                                             --------------      ------------
                        ASSETS

Current assets                               $    2,046,494      $  2,431,052
Gaming facility, net                              8,950,726         9,211,930
Goodwill                                          1,426,657         1,481,178
                                             --------------      ------------
                                             $   12,423,877      $ 13,124,160
                                             --------------      ------------

              LIABILITIES AND VENTURERS'
              INVESTMENTS AND ADVANCES


Current Liabilities                          $    2,184,244      $  2,267,980
Long-term debt                                    5,417,920         3,860,561
Venturers' investments and advances               4,821,713         6,995,619
                                             --------------      ------------
                                             $   12,423,877      $ 13,124,160
                                             --------------      ------------





                       THREE MONTHS ENDED               SIX MONTHS ENDED
                            JUNE 30,                        JUNE 30,
                     1996             1995            1996             1995
                  ----------------------------    -----------------------------
Revenues          $ 7,233,755   $    7,854,560    $  14,750,945   $  15,327,741
Expenses           (6,566,325)      (7,018,688)     (13,431,726)    (13,909,659)
                  ----------------------------    -----------------------------

    NET INCOME    $   667,430   $      835,872    $   1,319,219   $   1,418,082
                  ----------------------------    -----------------------------



The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV. Certain items in the June 30, 1995 financial information have been reclassified to conform to the June 30, 1996 presentation.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (CONTINUED)

4. OTHER MATTERS

         Oklahoma property acquisition --- During 1994 the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe. Assuming the Company is successful in placing the land into trust for the Tribe, the Company intends to open a 53,000 square foot, high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City known as "Bricktown". The Company continues to negotiate with the Sac and Fox Nation Indian Tribe, however, during the second quarter of 1996, negotiations were not progressing as the Company had hoped. The exceedingly difficult inter-relationships between the Tribe, the Bureau of Indian Affairs, the National Indian Gaming Commission have caused the Company to reconsider the overall economics of this transaction and the Company is considering other alternative uses of the property. Therefore, the Company is unable to determine if the property will be in trust before the end of 1996 if at all. The Company is presently considering alternative uses for the property or its sale in which event it believes it can recoup all of its cash cost.

         Casino acquisition and refinancing --- During 1994, GHV acquired an adjacent casino for $7,600,000, which was substantially financed by seller debt of $4,500,000. The Company loaned $1,495,000 to Gilpin Gold, Inc. (GGI), an affiliate of Gilpin Ventures, Inc., the Company's joint venture partner in GHV. The loan was made to finance Gilpin Gold Inc.'s share of costs to acquire the land underlying the adjacent casino. The note required monthly interest payments beginning in December 1994 through February 1995 and beginning in March 1995, payments increased to include principal payments. Interest on the note accrues at 10% per annum. During the first quarter of 1996 GHV was successful in obtaining a third party equipment financing loan totaling $2,125,000. The terms of the loan require payments of principal and interest of 11% payable approximately $41,000 monthly with the final payment due in 2001. The Company was repaid the majority of its loan from GGI from the proceeds of the third party equipment financing loan during the first quarter of 1996 and received the remaining balance of the loan during the second quarter.

         Jacobs Entertainment, Inc. Joint Venture --- During 1994, the Company signed a joint venture agreement with Jacob's Entertainment, Inc. (Jacob's) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado on Millsites owned by the Company and Jacobs. After several modifications of the original plan, occasioned largely by the various regulatory agencies involved, the project has now evolved into a single phased 50 room hotel/casino, with approximately 850 slot machines, 22 table games, 3 restaurants, 4 bars, three floors of underground parking and an attendant two-story parking structure on adjacent Millsite 30. Construction is anticipated to commence late summer or early fall 1996, completion of financing is anticipated in early fall of 1996 and completion of the project is projected for late 1997.

5.  COMMON STOCK SUBJECT TO PUT OPTIONS

On December 30, 1994, the Company purchased Millsite 32 in Black Hawk, Colorado. Millsite 32 is an approximate 35,000 square-foot parcel of land adjacent to the Company's Millsite 31. The land was

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (CONTINUED)

purchased under a bankruptcy court order for $3.5 million in the form of $1,000,000 in cash, a $1,400,000 10-year note convertible into the Company's common stock at $20 per share and 100,000 shares of the Company's $.001 par value common stock. The stock can be sold back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter over 2 years. During the quarters ended June 30, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $6,192 and $24,479, respectively, is attributable to that period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the current quarter computation of net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The effect of the accretion of the discounts of $6,192 and $24,479 was immaterial for the respective quarters. Moreover, the accretion of discounts of $15,234 and $63,208 reduced net income per common share by approximately $.01 and $.02, respectively, for the six months ended June 30, 1996 and 1995.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

  RESULTS OF OPERATIONS

           ESTIMATED IMPACT ON OPERATIONS OF THE COMPANY DUE TO PLANNED CONSTRUCTION EFFORTS ON MILLSITES 31, 32, 34 AND POSSIBLY MILLSITE 30

           As a result of the complex site development issues related to the Black Hawk Gaming/Jacobs Joint Venture (Jacobs project), there has been a revision in the original three-phase project. The Jacobs project may commence development of a two story parking structure on a significant portion of Millsite 30 during the third or fourth quarter of 1996, however this may be delayed until the third quarter of 1997. The Venturers intend to determine the ultimate timing and phasing of this portion of the project during the third quarter of 1996. Should development commence on a parking structure on Millsite 30, the Company's operations at the Casino will more than likely be significantly impacted. The Company may realize reduced management fees, parking fees and rental income as these elements of the Company's revenues are derived from the Casino. Additionally, the Company's share in the equity in earnings of the joint venture would more than likely decline. The Company intends to stage the construction of the parking structure in such a manner as to minimize the impact on the operations of the Casino, however, it can give no assurance in this regard.

           The following discussion surrounding the comparison of the Company's operations for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 as well as the quarterly comparisons between June 30, 1996 and 1995 should be read with the recognition that should the Company commence construction on the planned parking structure on Millsite 30 and the hotel/casino complex on Millsites 32 and 34, operations of the Casino will more than likely be significantly and adversely affected.

           SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

           Income before income taxes for the six months ended June 30, 1996 is less than the comparable period of 1995 by approximately $179,000. Total revenue of the Company has declined by approximately $56,000 or 8%; total costs and expenses have increased by approximately $70,000 or 10% and the Company's share of the equity in earnings of Joint Venture has declined by approximately $53,000, or 4%. The combination of these three elements of the Company's consolidated statements of income comprise the approximate $179,000 decline in the Company's income before income taxes. The following is a discussion of the various changes in the components of the Company's consolidated statements of income for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

           REVENUES

           The Company's current period total revenue has declined by 8% or $56,000 as compared to the comparable period of 1995. The decline in the Company's management fees of approximately

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  $17,000 and rental income of $8,000 is generally offset with the increase in the parking lot operation of $22,000. Therefore, the main reason for the decline in the Company's revenues for the current period is a decline in interest income of approximately $53,000. During the six months ended June 30, 1995 the Company had an outstanding note receivable from an affiliate of its joint venture partner totaling approximately $1,500,000 on which the Company was earning 10%. The major portion of this note was paid during the first quarter of 1996 with the remaining balance paid during the second quarter.

           The other components of revenue of the Company, which remained relatively constant as compared to the comparable period of 1995, were management fees and rental income. Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will move accordingly. However, as costs and expenses of the Casino for the six months ended June 30, 1996 declined by approximately $478,000 and the total revenue generated by the Casino decreased by $577,000, the management fee earned by the Company for the current period, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, declined by $17,000.

           The Company and its joint venture partner are the co-owners of the land underlying the Casino. The Joint Venture agreement provides for GHV to pay a monthly land rental fee equivalent to 7% of the net gaming revenues of the Casino. Rental income attributable to the land underlying the Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture. The Company's rental income for the current period was approximately equivalent to the comparable period of 1995. While net gaming revenues of the Casino for the current period have declined by approximately $577,000 as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

           The other principal revenue account of the Company is the parking fees it receives from the Joint Venture for the use of Millsites 30, 31, and on an as needed basis, Millsite 32, as parking for the patrons of the Casino. In November 1995, the Company agreed to allow the use of Millsite 32 for parking, on a trial basis, for a monthly charge of $10,000 to determine if the additional parking for the use of Millsite 32 was warranted. The Joint Venture utilized Millsite 32 for January and February, however, as the Company was conducting pre-development work on Millsite 32 during March, parking was not available on Millsite 32. The Company is unable to commit to any long term parking arrangements for the use of Millsites 30, 31 and 32 with the Casino due to the development efforts currently underway with the Jacobs Joint Venture (see below discussion).

           The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments. During the fourth quarter of 1994 the Company advanced $1,495,000 to an affiliate of its joint venture partner in order to effectuate the closing for the purchase of the Pick-A-Dilly casino. The Company earned 10% on this note, plus a fee for having made the loan to its joint venture partner, which amounts are reflected in the first six months of 1995. In February

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  1996 a significant portion of the principal balance of this note was repaid, and accordingly interest income for the current period is less than the comparable period of the prior year. As the Company expends funds on other projects, which it will do commencing in the fall of 1996, interest income will continue to decrease.

           COSTS AND EXPENSES

           Total compensation and related costs increased for the six months ended June 30, 1996 by approximately $45,000 due principally to a negotiated severance package with the Company's former General Manager of the Casino of $30,000 and other increases of $15,000; other general and administrative costs increased by $39,600; and interest costs declined by $14,900 for an overall increase in costs and expenses of approximately $39,600 for the six months ended June 30, 1996 as compared to the comparable period of 1995.

           EQUITY IN EARNINGS OF JOINT VENTURE

           By virtue of the Company's 50% ownership of GHV, generally accepted accounting principles require the Company to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "equity in earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, equity in earnings of Joint Venture accounts for substantially all of the Company's income before income taxes. Summarized financial information on the Joint Venture is provided in Note 3 to the financial statements included within this report.

           During the six month period ended June 30, 1996 the Casino's total revenues decreased by approximately $577,000 (4%) while the total expenses of the Casino decreased by approximately $478,000 (4%) resulting in a net decrease in the net income of the Casino of approximately $99,000, or 7% over the comparable period of 1995.

           The Company attributes the approximate $577,000 decrease in revenues to a decrease in slot operation revenues of $654,000, which was partially offset by an increase in games revenue of $145,000. Additionally, decreases of $6,000, $3,000, and $59,000, in the off track betting, food and bar operations, respectively served to decrease the overall revenue for the current period.

           The approximate $478,000 decrease in Casino expenses is due principally to a decline in net progressive jackpot activity of $112,000, the reduction in food and beverage complimentary costs of $24,000 and $27,000, respectively. Additional cost reductions were realized in food and beverage cost of sales of $103,000, parking reimbursements of $38,000, property tax of $52,000, gaming

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  taxes (due to a decline in gaming revenues) of $108,000, bad checks of $83,000, management fees and rents of $94,000, repairs and maintenance of $33,000 and other costs and expenses of $113,000, principally in the area of restructuring the marketing programs of the Casino. These reductions in costs were offset by increases in city device fees of $20,000, parking fees of $74,000, legal fees of $74,000, insurance costs of $35,000, and interest expense of $106,000.

           The competitive environment in the Black Hawk/Central City gaming districts increased significantly during 1995 and continues into 1996. The Joint Venture implemented many new programs and continues to revise its marketing packages in an effort to maintain a level of competitiveness and its market share.

           Many of these programs have not proven to be beneficial to GHV's overall operations. In late 1995 and early 1996, GHV reduced and/or discontinued several programs, began to rearrange the Casino layout and instituted what it believes to be significantly improved operational procedures. The Company also implemented several cost cutting programs in an effort to reduce waste and unnecessary overhead. The Company believes these efforts are being realized in the first six months of 1996 which is represented by the overall decline in Casino expenses of $478,000 discussed above.

           The ongoing success of GHV may be due to parking availability provided by Millsites 29, 30 and 31 (however, see above discussion), implementation of a newly revised marketing plan, constantly analyzing and monitoring costs, controls and procedures while maintaining a continuing philosophy of providing a congenial, relaxed and exciting environment for gaming customers. Black Hawk has been the leading city in Colorado gaming, however, increased competition in the area continues to be a significant factor in the ongoing success of GHV.

           In the opinion of management, GHV's operations for the first six months of 1996 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier) averages for slot machines and table games remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

           INCOME TAXES

           The current six month income tax expense is based upon a combined federal and state tax rate approximating 37%. During the third quarter of 1994, the Internal Revenue Service commenced an audit of the income tax returns of GHV for 1992, 1993 and 1994. GHV and the IRS have reached a settlement for findings, excluding the issue of complimentary sales, in GHV's 1992 income tax return totaling approximately $158,000 of additional taxable income, which findings carried forward into 1993 and 1994 are approximately $144,000 and $137,000, respectively. The additional taxable income principally represents temporary differences that will reverse in future years. No determination of the outcome of the complimentary sales issue or the examination of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  GHV's 1993 or 1994 income tax return can be made at this time. The issue involving the deductibility of complimentary sales is being disputed nationally by the gaming industry and is not expected to be resolved in the near term nor without political involvement. GHV is unable to determine when the examination will conclude and can give no assurance that any proposed adjustments and/or tax liabilities will not be material.

           NET INCOME PER SHARE OF COMMON STOCK

           Results of operations for the first six months of 1996 yielded net income per common share of approximately $.29 based on weighted average shares outstanding of 2,513,000, while earnings per share for the first six months of 1995 were approximately $.31 based on weighted average shares outstanding of approximately 2,581,000. In connection with the purchase of Millsite 32, the Company issued 100,000 shares of its $.001 par value common stock. During the six months ended June 30, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $15,234 and $63,208, respectively, represents the period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the computation of the quarterly net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The respective effect of the accretion of the discount of $15,234 and $63,208 for the first six months of 1996 and 1995 was $.01 and $.02.

           QUARTER ENDED JUNE 30, 1996 COMPARED TO THE QUARTER ENDED JUNE 30,
           1995

           Generally, no activity occurred during the quarter ended June 30, 1996 that has not otherwise been discussed above in the comparison between the six-month period of 1996 to the six month period of 1995 with respect to the Company's overall operations, however the following is a discussion surrounding significant factors affecting the Casino's operations for the second quarter of 1996 as compared to the second quarter of 1995.

           EQUITY IN EARNINGS OF JOINT VENTURE

           The net income of the Casino for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 shows a decrease in the overall revenues of the Casino approximating $621,000, offset by a corresponding decrease in the costs and expenses of the Casino of $452,000, resulting in a net decrease in the net income of the Casino of $169,000 for the quarter ended June 30, 1996.

           Generally, the total decline in the revenues for the current quarter is due to a decrease in the slot revenue of approximately $617,000. As discussed above many of the marketing programs implemented by the Casino have not proven to be beneficial to GHV's overall operations. In late 1995 and early 1996 GHV reduced and/or discontinued several programs, began to rearrange the Casino layout and instituted new operational procedures. The Company continues to pursue new and creative marketing packages in an effort to find the right mix to generate new Casino patrons as

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  well as to gain back previous patrons of the Casino who have been lost to competitive forces within the Black Hawk market place.

           In addition to implementing new marketing programs and revising old ones, GHV embarked on a program to significantly reduce overhead of the Casino's operations. These efforts are proving to be worthwhile as GHV reduced its overall overhead during the current quarter by approximately $452,000. The most notable areas of reductions have occurred in the cost of food and beverage sales of $66,000; management fees and rents of $73,000; property taxes of $61,000 and gaming taxes (due to a decline in gaming revenues) of $112,000; marketing expense and promotions of $122,000; progressive jackpot expense of $34,000; and a decline in bad check expense of $73,000. The reduction of these expenses was offset by an increase in legal and licensing costs of $34,000; interest expense of $47,000 and other miscellaneous costs and expenses of approximately $8,000.

  LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operating activities was $175,000 in the first six months of 1996 and $209,500 in the first six months of 1995.

           Cash flows provided by investing activities for the first six months of 1996 were $2,251,000 and were primarily the result of distributions from GHV of $1,746,500, the collection of the balance of the note receivable from Gilpin Gold, Inc. of $1,336,000. These increases were offset principally by contributions to the Black Hawk Gaming/Jacobs Joint Venture of $475,000 and the pursuit of other projects totaling $318,500 and improvements to land totaling $38,000. During the first six months of 1995 the Company provided cash of $145,000 in its investing activities, principally due to distributions from GHV of $400,000 offset by expenditures of $110,000 for contributions to the Black Hawk Gaming/Jacobs Joint Venture; contributions to capital of GHV totaling $123,000 and other expenditures on projects and land improvements totaling approximately $50,000.

           The net cash used in financing activities during the first six months of 1996 amounted to $1,035,000 and is principally the result of the acquisition of treasury stock and common stock "put" to the Company totaling $275,000, the purchase of treasury stock on the open market totaling $15,085 and payments on long- term debt of $745,000. Financing activities used $630,000 of cash in the first six months of 1995, principally for the repayment of the Oklahoma City land note totaling $450,000; acquisition of treasury stock and common stock put to the Company totaling $137,500 and other payments on long-term debt totaling $42,000.


           The Company's principal sources of capital consist of cash flow distributions from GHV and cash generated from its rental and management operations. As of June 30, 1996 the Company has working capital of $3,614,000 as compared to $2,965,700 at December 31, 1995. In the first six months of 1996 the Company received $1,246,500 of distributions from GHV which is the result of the distribution of loan proceeds received at the GHV level. Additionally, during the first six months of 1996 the Company has received $500,000 of profit distributions from the Joint Venture. During the first quarter of 1996 the Joint Venture borrowed $2,125,000, secured by the majority of the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  equipment at the Casino. The Company believes its current working capital position and distributions from GHV will be sufficient to meet its short term requirements, which are operating expenses, principal and interest payments on indebtedness and various project development costs, as well as additional expenditures to identify and pursue new gaming opportunities. However, it is anticipated that any significant development of Millsites 30, 31, and 32 or the Company's Oklahoma City property will require additional financing, other joint venture partners, or both.

           The recoupement provision of the GHV agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay a remaining balance of approximately $1,244,000 for its proportionate share of the development account, but only based upon 40% of the after tax profits of the Casino, if any. There were no repayments against the development account during the first six months of 1996. The Company's joint venture partner (GVI) is withholding payment as they are disputing previous distributions made to the Company. The Company has requested GVI to prepare a detailed listing of the dates and amounts of the disputed distributions, and will endeavor to resolve these differences either through restitution to GHV or through arbitration. Presently, the Company is unable to determine the amount of disputed distributions claimed by GVI.

           In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. The joint venture developed a preliminary master plan, and on March 7, 1995 approved Phase 1 of the master plan and agreed to continue to study the development of a three-phase project to be built on Millsites 30, 31, 32, and 34. Jacobs purchased the approximate 10,000 square foot parcel known as Millsite 34, which adjoins Millsite 32, in March 1995 for $1,000,000. The Jacobs Joint Venture agreed to conduct further studies of the Master Plan by June 1, 1995, with the intention of: (i) conducting additional market analyses; (ii) undertaking a thorough legal analysis of the complex real estate, zoning, permitting and environmental issues presented by the project; and (iii) preparing preliminary drawings and specifications for the Phase 1 development designed to lead to a detailed construction budget, schedule and approach to the project. The second phase of the project was changed to accommodate certain infrastructure requirements of the city of Black Hawk and other state and federal agencies. These changes have resulted in a redefinition of the original project. Presently, the Company and Jacobs intend to move forward to a revised version of the project which will take into account the changes required by the various agencies discussed above. Various changes to Phase 1 occurred during the third quarter of 1995 which were essentially a combining of Phase 1 and 2 of the original project. Revised Phase 1 of the project is now projected to encompass Millsites 31, 32, and 34. The presently contemplated plan for revised Phase 1 is to construct a 50 room hotel/casino, with three floors of underground parking for approximately 500 cars. As a result of the refinements occurring on Phase 1, the Company has decided to incorporate a two story overflow parking facility on approximately 40,000 square feet of Millsite 30 into the Jacobs project.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

           There are many infrastructure and financing considerations to be resolved before the Company begins construction on Millsites 31, 32 and 34 and before the successful completion of the project contemplated with Jacobs can be realized. Over the past several months, the Company has funded its share of the Jacobs Joint Venture costs, totaling $772,500 through June 30, 1996 as well as an additional $297,000 in costs which were incurred prior to the Jacobs Joint Venture project, out of current working capital and/or funds generated by operations. Presently, the total project costs are projected to be approximately $62,000,000.

           The Joint Venture hopes to bring to fruition the resolution of several interrelated local, state and federal issues surrounding the project during the third quarter of 1996. During the first and second quarters of 1996 the Jacobs Joint Venture successfully completed a land trade with the Colorado Department of Transportation (CDOT) which enhanced the developable ground of the project and widened CDOT's right-of-way along state highway 119, the main highway leading into the Black Hawk/Central City gaming area. Additionally, the Joint Venture received approval from the Black Hawk City Council for its Planned Unit Development (PUD) for the project and completed the City's platting and re-zoning requirements late in the first quarter of 1996. The Joint Venture is now pursuing financing plans for the project. Assuming the successful resolution of the remaining development issues, completion of the development of Millsites 31, 32 and 34, as well as the construction of the two story garage facility on 44,000 square feet of Millsite 30 is projected to be in late 1997.

           Prior to commencing construction and as pre-development efforts continue, the Company and Jacobs are jointly pursuing financing of the project through public and/or private sources. In the Company's opinion the current market for financing potential gaming projects such as this are very difficult. The cash requirements of a project of this magnitude are presently beyond the Company's existing cash flow capabilities. Assuming sources of financing can be found, the Company would more than likely incur significant additional debt and/or may realize dilution of its current equity position depending upon the final structure of the financing.

           INVESTMENT OF CAPITAL INTO THE COMPANY BY JACOBS ENTERTAINMENT, INC.

           On May 30, 1996 the Company announced that it had executed a letter of intent under which Jacobs Entertainment, Inc. (Jacobs) would invest a minimum of $7 million and up to $14 million in the Company's common stock. The transaction is subject to execution of a definitive agreement. The original closing date was scheduled to be July 19, 1996, and was extended to August 9, 1996. Under the terms of the proposed equity and debt investment Jacobs will initially purchase 762,000 shares of the Company's common stock for $5.25 per share -- a total investment of $4 million. Of this consideration, $2 million will be paid at closing and the balance of $2 million will be paid on or before March 15, 1997. Additionally, Jacobs intends to invest a minimum of an additional $3 million and perhaps as much as $10 million in ratable stages between September 30, 1996 and February 1, 1998. All such investments will be made at $5.25 per share and will be subject to an irrevocable stock purchase agreement which will be guaranteed personally by Jeffrey P. Jacobs, Chairman and CEO of Jacobs. In addition, these purchases are subject to satisfactory resolution, in

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

  Jacobs' sole but reasonable discretion, of an investigation which is being conducted with respect to certain activities of the Casino. The Casino has been made aware that the Colorado Division of Gaming ("Division") is conducting an investigation into certain check cashing and bad check collection practices of the Casino or certain of its personnel and agents since the date of its opening. No proceedings have been initiated against the Casino in any judicial or administrative forum as of the date of this Form 10-Q, although financial penalties and/or license suspension or revocation could result if material charges, such as extending credit by the Casino, are established. The Casino would vigorously contest any remedial actions brought by the Division but the outcome of this matter is not presently determinable.

  In addition, the Letter of Intent provides for existing officers and directors of the Company, at their option, to purchase up to $1.25 million of common stock under terms similar to those offered to Jacobs. Additionally, Jacobs has also agreed to contribute one-half of its interest in the joint venture to the Company, thereby increasing the Company's ownership of the project to 75%.

           Under terms of the Letter of Intent, the Board of Directors of the Company will be expanded to nine members from the current seven. The Company and Jacobs will each nominate four members until such time that Jacobs owns 33% of the Company at which time he will have the right to appoint another member to the Board. Adequate vacancies will be created by an action of the present Company's Board to accomplish this change. At closing, Jacobs will be appointed Chief Executive Officer, replacing Robert D. Greenlee, who will serve as Co-Chairman of the Board with Jacobs.

PART II - OTHER INFORMATION


Item 1.         Legal Proceedings

                        None

Item 2.         Changes in Securities

                        None

Item 3.         Defaults Upon Senior Securities

                        None

Item 4.         Submission of Matters to a Vote of  Security Holders

                        None

Item 5.         Other Information

                        None

Item 6.         Exhibits and Reports on Form 8-K

                         (a)      Exhibits:

                                  27 Financial Data Schedule

                         (b)      Reports on Form 8-K:

                                  (1)  April 8, 1996

                                  (2) June 10, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Black Hawk Gaming & Development  Company,  Inc.
                                -----------------------------------------------
                                                Registrant



Date:  August 5, 1996           By:/s/ ROBERT D. GREENLEE
       ---------------             --------------------------------------------
                                   Robert D. Greenlee, Chairman of the Board
                                   of Directors and Chief Executive Officer


                                   /s/ STEPHEN R. ROARK
                                   --------------------------------------------
                                   Stephen R. Roark, President and Chief
                                   Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                   Exhibit Description
- -------                 -------------------
  27                    Financial Data Schedule