Form 10-Q
period 1996-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1996-11-14
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
---                    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September  30, 1996
                                   -------------------

                                       OR

---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:   33-57342


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                               84-1158484
-------------------------------                                   -----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

     2060 Broadway, Suite 400
        Boulder, Colorado                                              80302
---------------------------------                                   ----------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code (303) 444-0240
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                            2,481,567 shares
-----------------------------                            ----------------
         Class                              Outstanding as of  November 11, 1996

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1996

PART I.          FINANCIAL INFORMATION                                 PAGE NO.
                                                                       --------
         Item 1.     Consolidated Financial Statements:

                     Consolidated Balance Sheets as of
                     September 30, 1996 and December  31, 1995           1

                     Consolidated Statements of Income
                     for the three and nine months ended
                     September 30, 1996 and 1995                         2

                     Consolidated Statements of Cash Flows
                     for the nine months ended
                     September 30, 1996 and 1995                         3

                     Notes to Consolidated Financial Statements          4-7

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations       8-17

PART II.         OTHER INFORMATION

         Item 1.     Legal Proceedings                                   18

         Item 2.     Changes in Securities                               18

         Item 3.     Defaults Upon Senior Securities                     18

         Item 4.     Submission of Matters to a Vote of
                     Security Holders                                    18

         Item 5.     Other Information                                   18

         Item 6.     Exhibits and Reports on Form 8-K                    18

SIGNATURES                                                               19

PART 1. - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS
--------   ----------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

ASSETS                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                     1996            1995
                                                                                  ------------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  2,868,096     $ 2,189,648
   Accounts receivable:
            Gilpin Hotel Venture                                                       137,081         104,235
            Other                                                                                       31,111
   Income taxes receivable                                                              89,367          45,367
   Note receivable - Gilpin Gold, inc.                                                               1,335,971
   Deferred tax asset                                                                  109,867         109,867
                                                                                  ------------     -----------
            Total current assets                                                     3,204,411       3,816,199

INVESTMENT IN AND ADVANCES TO:
            Gilpin Hotel Venture                                                     3,932,835       4,858,270
            Black Hawk Gaming/Jacobs Joint Venture                                   1,674,361         594,361

LAND:
    Leased to Gilpin Hotel Venture                                                   1,967,689       1,967,689

    Held for development:
        Millsite 29                                                                    791,801         791,801
        Millsite 30 and other                                                        1,466,317       1,466,317
        Millsite 32                                                                  3,568,234       3,568,234
        Oklahoma                                                                       589,808         551,698
                                                                                  ------------     -----------
            Total land                                                              10,802,603      10,764,493

OTHER ASSETS                                                                           548,315         234,998
                                                                                  ------------     -----------
TOTAL                                                                             $ 20,162,525     $20,268,321
                                                                                  ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $     58,530     $    47,520
   Current portion of long-term debt                                                   122,061         802,980
                                                                                  ------------     -----------
            Total current liabilities                                                  180,591         850,500

LONG-TERM DEBT                                                                       2,283,583       2,376,655

            Total liabilities                                                        2,464,174       3,227,155
                                                                                  ------------     -----------
COMMITMENT AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                    273,218         666,667

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
   Common stock; $.001 par value; 40,000,000 shares authorized;
       2,494,067 and 2,534,567 shares issued and outstanding, respectively               2,494           2,534
   Additional paid-in capital                                                        9,698,218       9,728,751
   Retained earnings                                                                 7,724,421       6,643,214
                                                                                  ------------     -----------

                                                                                    17,425,133      16,374,499
                                                                                  ------------     -----------
TOTAL                                                                             $ 20,162,525     $20,268,321
                                                                                  ============     ===========

See notes to consolidated financial statements.

--------   ----------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               Three Months Ended        Nine months ended
                                                                  September 30,             September 30,
                                                                1996         1995        1996         1995
                                                             ------------------------------------------------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                                         $83,595      $98,041    $248,297     $280,419
        Rental income                                           109,220      113,870     323,690      336,905
        Parking lot operation                                    70,000       88,804     262,608      258,743
    Interest                                                     39,528       75,744     142,426      231,299
                                                             ------------------------------------------------
         Total revenue                                          302,343      376,459     977,020    1,107,366
                                                             ------------------------------------------------
COSTS AND EXPENSES:
     Compensation and related costs                             185,099      186,010     536,370      492,386
     Other general and administrative                           103,157      126,493     353,055      336,809
     Interest                                                    48,664       67,264     168,546      201,950
                                                             ------------------------------------------------
         Total  costs and expenses                              336,920      379,767   1,057,971    1,031,145
                                                             ------------------------------------------------

EQUITY IN EARNINGS OF JOINT VENTURE                             599,332      743,954   1,830,722    2,028,348
                                                             ------------------------------------------------

INCOME BEFORE INCOME TAXES                                      564,755      740,646   1,749,770    2,104,568

INCOME TAXES                                                   (225,000)    (285,000)   (665,000)    (780,000)
                                                             ------------------------------------------------

NET INCOME                                                      339,755      455,646   1,084,770    1,324,568

Costs related to common stock subject to put options             (3,817)     (17,354)    (19,051)     (80,562)
                                                             ------------------------------------------------

NET INCOME ATTRIBUTABLE TO COMMON SHARES                       $335,938     $438,292  $1,065,719   $1,244,006
                                                             ================================================

NET INCOME PER COMMON SHARE                                       $0.13        $0.17       $0.42        $0.48
                                                             ================================================
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                               2,494,484    2,568,667   2,508,031    2,570,977
                                                             ================================================

See notes to consolidated financial statements.

--------   ----------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            1996            1995
                                                                                         --------------------------
OPERATING ACTIVITIES:
    Net Income                                                                           $1,084,770      $1,324,568
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in earnings of joint venture                                                   (996,128)     (1,152,281)
     Changes in operating assets and liabilities:
            Accounts receivable                                                              (1,735)        145,990
            Note receivable Gilpin Gold, Inc.                                                               138,568
            Accounts payable and accrued expenses                                            11,010         (20,976)
            Income taxes receivable/payable                                                 (44,000)       (104,000)
                                                                                         --------------------------
               Net cash provided by operating activitis                                      53,917         331,869
                                                                                         --------------------------

INVESTING ACTIVITIES:
     Land and land improvements                                                             (38,110)        (16,971)
     Distributions from GHV                                                               1,921,563         850,000
     Collection on note receivable from Gilpin Gold, Inc.                                 1,335,971
     Payments received from Gilpin Ventures, Inc. on return of investment                                    90,163
     Contributions to capital--Gilpin Hotel Venture                                                        (123,318)
     Contributions to Black Hawk Gaming/Jacobs Joint Venture                             (1,080,000)
     Other                                                                                 (313,317)       (334,628)
                                                                                         --------------------------
               Net cash provided by investing activities                                  1,826,107         465,246
                                                                                         --------------------------

FINANCING ACTIVITIES:
    Acquisition of treasury stock and payments upon exercise of put option                 (427,584)       (275,000)
    Payments on Oklahoma note                                                                              (450,000)
    Payments on long-term debt                                                             (773,992)        (89,747)
                                                                                         --------------------------
               Net cash used in financing activities                                     (1,201,576)       (814,747)
                                                                                         --------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                            678,448         (17,632)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  2,189,648       2,363,416
                                                                                         --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $2,868,096      $2,345,784
                                                                                         ==========================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                                             $  168,546      $  201,950
                                                                                         ==========================
      Cash paid for income taxes                                                         $  659,000      $  840,000
                                                                                         ==========================
      Acquisition of treasury stock                                                      $  412,500      $  275,000
                                                                                         ==========================

See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

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

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations for the three and nine months ended September 30, 1996. The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Native American Management Corp. (NAMC). All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1995.

         Joint Venture --- The Company accounts for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's ownership in GHV.

                BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:

                                       September 30,         December 31,
                                            1996                 1995
                                       --------------        ------------
             ASSETS

 Current assets                        $    2,418,079        $  2,431,052
 Gaming facility, net                       8,887,982           9,211,930

 Goodwill                                   1,402,396           1,481,178
                                       --------------        ------------

                                       $   12,708,457        $ 13,124,160
                                       ==============        ============

        LIABILITIES AND VENTURERS'
         INVESTMENTS AND ADVANCES


 Current liabilities                   $    2,312,188        $  2,267,980
 Long-term debt                             5,251,521           3,860,561
 Venturers' investments and advances        5,144,748           6,995,619
                                       --------------        ------------

                                       $   12,708,457        $ 13,124,160
                                       ==============        ============




                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                  SEPTEMBER 30,                           SEPTEMBER 30,
                             1996             1995                    1996             1995
                         ------------------------------           -----------------------------
 Revenues                $ 7,486,930     $    7,853,016           $22,237,876      $ 23,180,757
 Expenses                 (6,813,893)        (6,966,536)          (20,245,620)      (20,876,195)
                         -----------     --------------           -----------      ------------

      NET INCOME         $   673,037     $      886,480           $ 1,992,256      $  2,304,562
                         ===========     ==============           ===========      ============

The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV. Certain items in the September 30, 1995 financial information have been reclassified to conform to the September 30, 1996 presentation.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (CONTINUED)

4. OTHER MATTERS

         Oklahoma property acquisition --- During 1994 the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe. Assuming the Company is successful in placing the land into trust for the Tribe, the Company intends to open a 53,000 square foot, high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City known as "Bricktown". The Company continues to negotiate with the Sac and Fox Nation Indian Tribe, however, during the second and third quarters of 1996, negotiations were not progressing as the Company had hoped. The exceedingly difficult inter-relationships between the Tribe, the Bureau of Indian Affairs, and the National Indian Gaming Commission have caused the Company to reconsider the overall economics of this transaction. The Company is now considering other uses of the property and is unable to determine if the property will be in trust before the end of 1996, if at all. Presently, the Company is pursuing alternative uses of the property or its sale in which event the Company believes it can recoup its cash cost, however can give no assurance in this regard.

         Casino acquisition and refinancing --- During 1994, GHV acquired an adjacent casino for $7,600,000, which was substantially financed by seller debt of $4,500,000. The Company loaned $1,495,000 to Gilpin Gold, Inc. (GGI), an affiliate of Gilpin Ventures, Inc., the Company's joint venture partner in GHV. The loan was made to finance Gilpin Gold Inc.'s share of costs to acquire the land underlying the adjacent casino. The note required monthly interest payments beginning in December 1994 through February 1995 and beginning in March 1995, payments increased to include principal payments, at an interest rate of 10% per annum. During the first quarter of 1996 GHV was successful in obtaining a third party equipment financing loan totaling $2,125,000. The terms of the loan require payments of principal and interest of 11% payable approximately $41,000 monthly with the final payment due in 2001. The Company was repaid the majority of its loan from GGI from the proceeds of the third party equipment financing loan during the first quarter of 1996 and received the remaining balance of the loan during the second quarter.

         Jacobs Entertainment, Inc. Joint Venture --- During 1994, the Company signed a joint venture agreement with Jacob's Entertainment, Inc. (Jacob's) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado on Millsites owned by the Company and Jacobs. After several modifications of the original plan, occasioned largely by the various regulatory agencies involved, the project has now evolved into a single phased 50 room hotel/casino, with approximately 850 slot machines, 22 table games, 3 restaurants, 4 bars, three floors of underground parking and an attendant two-story parking structure on adjacent Millsite 30. Completion of financing and construction is anticipated in the late fall of 1996 with completion of the project projected for the spring of 1998. (See "Liquidity and Capital Resources-Jacobs Joint Venture" under Management's Discussion and Analysis of Financial Condition and Results of Operations).

5.  COMMON STOCK SUBJECT TO PUT OPTIONS

On December 30, 1994, the Company purchased Millsite 32 in Black Hawk, Colorado. Millsite 32 is an approximate 35,000 square-foot parcel of land adjacent to the Company's Millsite 31. The land was

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (CONTINUED)

purchased under a bankruptcy court order for $3.5 million in the form of $1,000,000 in cash, a $1,400,000 10-year note convertible into the Company's common stock at $20 per share and 100,000 shares of the Company's $.001 par value common stock. The stock can be sold back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter over 2 years. During the quarters ended September 30, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $3,817 and $17,354, respectively, is attributable to that period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the current quarter computation of net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The effect of the accretion of the discounts of $3,817 and $17,354 was immaterial for the respective quarters. Moreover, the accretion of discounts of $19,051 and $80,562 reduced net income per common share by approximately $.01 and $.03, respectively, for the nine months ended September 30, 1996 and 1995.

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

RESULTS OF OPERATIONS

         IMPACT ON OPERATIONS OF THE COMPANY DUE TO PLANNED CONSTRUCTION EFFORTS ON MILLSITES 31, 32, 34 AND POSSIBLY MILLSITE 30

         As a result of the complex site development issues related to the Black Hawk Gaming/Jacobs Joint Venture (Jacobs project), there has been a revision in the original three-phase project. The Jacobs project may commence with the development of a two story parking structure on a significant portion of Millsite 30 during the fourth quarter of 1996, however this may be delayed until the third or fourth quarter of 1997 depending upon the construction schedule of the Jacobs project (see below discussion). The venturers have been working to determine the ultimate timing and phasing of this portion of the project during the third and fourth quarters of 1996. Should development commence on a parking structure on Millsite 30, the Company's operations at the Casino will more than likely be significantly impacted. The Company may realize reduced management fees, parking fees and rental income as these elements of the Company's revenues are derived from the Casino. Additionally, the Company's share in the equity in earnings of the joint venture would more than likely decline as a result of reduced business at the Casino resulting from construction. If and when construction commences on Millsite 30, the Company intends to stage the construction of the parking structure in such a manner as to minimize the impact on the operations of the Casino, however, it can give no assurance in this regard.

         Additionally, the City of Black Hawk through its Business Improvement District (BID), is presently constructing significant improvements to Main Street in Black Hawk. These efforts have been ongoing for most of 1996 and will soon be in front of the Casino. The BID is making these improvements on behalf of the City to ultimately benefit all casinos on Main Street. Presently, the BID is running approximately 6 to 8 months behind schedule and is considering terminating its efforts in late November 1996 and recommencing construction in the early spring of 1997, with an anticipated completion date of Main Street by Memorial Day 1997. The Company believes the BID will terminate its efforts in November and begin the Main Street improvements in front of the Casino in the early spring of 1997, however it can give no assurance in this regard. While the Company's operations for 1997 have been affected by the BID improvements made so far during 1996, it is anticipated that operations will be further and more adversely impacted when the street directly in front of the Casino is under construction beginning in March 1997.

         Therefore, the following discussion of the comparison of the Company's operations for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 as well as the quarterly comparisons between September 30, 1996 and 1995 should be read with the recognition that: (1) should the Company commence construction on the planned parking structure on Millsite 30 and the hotel/casino complex on Millsites 31, 32 and 34, and/or (2) should the BID begin repairing Main Street in front of the Casino during the fourth quarter of 1996 or the beginning

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

of the second quarter of 1997, operations of the Casino will more than likely be significantly and adversely affected with respect to one or both of these events.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

         Income before income taxes for the nine months ended September 30, 1996 is less than the comparable period of 1995 by approximately $355,000. Total revenue of the Company has declined by approximately $130,000 or 12%; total costs and expenses have increased by approximately $27,000 or 3% and the Company's share of the equity in earnings of Joint Venture has declined by approximately $198,000, or 10%. The combination of these three elements of the Company's consolidated statements of income comprise the approximate $355,000 decline in the Company's income before income taxes. The following is a discussion of the various changes in the components of the Company's consolidated statements of income for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

         REVENUES

         The Company's current period total revenue has declined by 12% or $130,000 as compared to the comparable period of 1995. The decline in the Company's management fees of approximately $32,000 and rental income of $13,000 is marginally offset with the increase in the parking lot operation of $4,000. Generally, management fees and rental income decline as operations of the Casino decline. The substantial portion of the decline in the Company's revenues for the current period is the result of a decline in interest income of approximately $89,000. During the nine months ended September 30, 1995 the Company had an outstanding note receivable from an affiliate of its joint venture partner totaling approximately $1,500,000 on which the Company was earning 10% interest. The major portion of this note was repaid during the first quarter of 1996, with the remaining balance repaid during the second quarter.

         Other components of revenue of the Company, which remained relatively constant as compared to the comparable period of 1995, were management fees and rental income. Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually as the volume of business of GHV increases or decreases, the management fee earned by the Company will fluctuate accordingly. However, as costs and expenses of the Casino for the nine months ended September 30, 1996 declined by approximately $631,000 and the total revenue generated by the Casino decreased by $943,000, the management fee earned by the Company for the current period, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, declined by $32,000.

         The Company and its joint venture partner are the co-owners of the land underlying the Casino. The Joint Venture agreement provides for GHV to pay a monthly land rental fee equivalent

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

to 7% of the net gaming revenues of the Casino. Rental income attributable to the land underlying the Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture. The Company's rental income for the current period was approximately $13,000 less than the comparable period of 1995. While net gaming revenues of the Casino for the current period have declined by approximately $936,000 as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         The other principal revenue account of the Company is the parking fees it receives from the Joint Venture for the use of Millsites 30, 31, and on an as needed basis, Millsite 32, as parking for the patrons of the Casino. In November 1995, the Company agreed to allow the use of Millsite 32 for parking, on a trial basis, for a monthly charge of $10,000 to determine if the additional parking for the use of Millsite 32 was warranted. Additionally, the Joint Venture utilized Millsite 32 for January and February, however, as the Company was conducting pre-development work on Millsite 32 during March, parking has not been available on Millsite 32 since that time. Additionally, the BID efforts in the City will cause the Company to lose some parking on Millsite 30 due to the rerouting of Main Street onto the Company's property and accordingly, the amount the Company charges the Casino will be reduced by the number of spaces lost to the City and its efforts constructing Main Street. The Company is unable to commit to any long term parking arrangements for the use of Millsites 30, 31 and 32 with the Casino due to the development efforts currently underway with the Jacobs Joint Venture (see below discussion).

         The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments. During the fourth quarter of 1994 the Company advanced $1,495,000 to an affiliate of its joint venture partner in order to effectuate the closing for the purchase of the Pick-A-Dilly casino. The Company earned 10% interest on this note, plus a fee for having made the loan to its joint venture partner, which amounts are reflected in the first nine months of 1995. In February 1996 a significant portion of the principal balance of this note was repaid, and accordingly interest income for the current period is less than the comparable period of the prior year. As the Company expends funds on other projects, particularly the Black Hawk/Jacobs Joint Venture (see below), interest income will continue to decline.

         COSTS AND EXPENSES

         Total compensation and related costs increased for the nine months ended September 30, 1996 by approximately $44,000 due principally to a negotiated severance package with the Company's former General Manager of the Casino of $30,000 and other increases of $14,000; other general and administrative costs increased by $16,000; and interest costs declined by $33,000 for an overall increase in costs and expenses of approximately $27,000 for the nine months ended September 30, 1996 as compared to the comparable period of 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

         EQUITY IN EARNINGS OF JOINT VENTURE

         By virtue of the Company's 50% ownership of GHV, generally accepted accounting principles require the Company to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "equity in earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, equity in earnings of Joint Venture accounts for substantially all of the Company's income before income taxes. Summarized financial information on the Joint Venture is provided in Note 3 to the financial statements included within this report. See the introductory paragraphs to "Results of Operations" above.

         During the nine month period ended September 30, 1996 the Casino's total revenues decreased by approximately $943,000 (4%) while total expenses of the Casino decreased by approximately $631,000 (3%) resulting in a net decrease in the net income of the Casino of approximately $312,000, or 14% over the comparable period of 1995.

         The Company attributes the approximate $943,000 decrease in revenues to a decline in slot machine play of approximately $1,064,000, off-track betting revenue of approximately $33,000, and food and beverage revenue of $1,000, offset by an increase in games revenue of $155,000.

         The most significant reasons for the decrease in total revenues for the Casino are due to a decline in available customer parking as well as the continuously changing competitive environment within the Black Hawk/Central City gaming districts. Beginning in the second quarter and continuing through the third quarter of the current year, the Casino's available customer parking has diminished by approximately 29% from the comparable period of the previous year. The declines in available Casino customer parking is primarily due to a significant Black Hawk Business Improvement District (BID) "Streetscape" project on Black Hawk's Main Street. The project began early in the second quarter of 1996 and continues through the third quarter. Presently, the BID is uncertain whether it will continue work through the winter in Black Hawk or not. Assuming, the BID discontinues the project, the estimated completion date of the main street improvements is Memorial Day 1997. Additionally, during the period of reduced parking for the Casino, several of the larger competing casinos in the Black Hawk gaming district have brought on-line a significant amount of additional customer parking spaces that were not affected by the "streetscape" project.

         The approximate decrease of $631,000 in Casino expenses is due principally to a decline in payroll costs of $279,000, direct marketing related expenditures of $102,000, gaming taxes (due to a decline in gaming revenues) of $163,000, and a decline in net progressive jackpot activity of $122,000. Additional significant cost reductions were realized in costs of food and bar sales of $50,000, rent of $63,000, management related fees of $70,000, net bad checks of $92,000, and parking fees of $13,000. These reductions in costs were offset by increases in food and bar complimentary sales of $24,000 and $67,000 respectively, interest expense of $147,000 and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

depreciation of $72,000.

         The competitive environment in the Black Hawk/Central City gaming districts increased significantly during 1995 and continues into 1996. The Joint Venture implemented many new programs and continues to revise its marketing packages in an effort to maintain a level of competitiveness as well as maintain its market share.

         Many of these programs have not proven to be beneficial to GHV's overall operations. In late 1995 and early 1996, GHV reduced and/or discontinued several programs, began to rearrange the Casino layout and instituted what it believes to be significantly improved operational procedures. The Company also implemented several cost cutting programs in an effort to improve efficiency. The Company believes these efforts are being realized in the nine months ended September 30, 1996 which is represented by the overall decline in Casino expenses of $631,000 as discussed above.

         The ongoing success of GHV may be due to parking availability provided by Millsites 29, and 30 (however, see above discussion), implementation of a newly revised marketing plan, constantly analyzing and monitoring costs, controls and procedures while maintaining a continuing philosophy of providing a congenial, relaxed and exciting environment for gaming customers. Black Hawk has been the leading city in Colorado gaming, however, increased competition in the area continues to be a significant factor in the ongoing success of GHV.

         In the opinion of management, GHV's operations for the nine months ended September 30, 1996 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier) averages for slot machines and table games remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         INCOME TAXES

         The nine month income tax expense is based upon a combined federal and state tax rate approximating 37%. During the third quarter of 1994, the Internal Revenue Service commenced an audit of the income tax returns of GHV for 1992, 1993 and 1994. GHV and the IRS have reached a settlement for findings, excluding the issue of complimentary sales, in GHV's 1992 income tax return totaling approximately $158,000 of additional taxable income, which findings carried forward into 1993 and 1994 are approximately $144,000 and $137,000, respectively. The additional taxable income principally represents temporary differences that will reverse in future years. No determination of the outcome of the complimentary sales issue or the examination of GHV's 1993 or 1994 income tax return can be made at this time. The issue involving the deductibility of complimentary sales is being disputed nationally by the gaming industry and is not expected to be resolved in the near term nor without political involvement. GHV is unable to determine when the examination will conclude and can give no assurance that any proposed adjustments and/or tax liabilities will not be material.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         NET INCOME PER SHARE OF COMMON STOCK

         Results of operations for the nine months ended September 30, 1996 yielded net income per common share of approximately $.42 based on weighted average shares outstanding of 2,508,000, while earnings per share for the comparable nine months of 1995 were approximately $.48 based on weighted average shares outstanding of approximately 2,571,000. In connection with the purchase of Millsite 32, the Company issued 100,000 shares of its $.001 par value common stock. These shares can be sold back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter for two years. During the nine months ended September 30, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $19,051 and $80,562, respectively, represents the period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the computation of the quarterly net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The respective effect of the accretion of the discount of $19,051 and $80,562 for the nine month period ended September 30, 1996 and 1995 was $.01 and $.03, respectively.

         QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995

         Generally, no activity occurred during the quarter ended September 30, 1996 that has not otherwise been discussed above in the comparison between the nine-month period of 1996 to the nine month period of 1995 with respect to the Company's overall operations; however, the following is a discussion of significant factors affecting the Casino's operations for the third quarter of 1996 as compared to the third quarter of 1995. See the introductory paragraphs to 'Results of Operations" above.

         EQUITY IN EARNINGS OF JOINT VENTURE

         The net income of the Casino for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 shows a decrease in the overall revenues of approximating $366,000, offset by a corresponding decrease in the costs and expenses of the Casino of $153,000, resulting in a net decrease in the net income of the Casino of $213,000 for the quarter ended September 30, 1996.

        Generally, the decline in the revenues for the current quarter is due to decreases in slot revenue and other gaming revenue of approximately $410,000 and $16,000, respectively, offset by an increase in food and beverage revenue of $60,000. As discussed above many of the marketing programs implemented by the Casino have not proven to be beneficial to GHV's overall operations. In late 1995 and early 1996 GHV reduced and/or discontinued several programs, began to rearrange the Casino layout and instituted new operational procedures. The Company continues to pursue new and creative marketing packages in an effort to find the right mix to generate new Casino patrons as well as to gain back previous patrons of the Casino who have been lost to competitive forces within the Black Hawk market place.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         In addition to implementing new marketing programs and revising old ones, GHV embarked on a program to significantly reduce overhead of the Casino's operations. These efforts are proving-to be worthwhile as GHV reduced its overall overhead during the current quarter by approximately $152,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $54,000 for the nine months ended September 30, 1996 and $332,000 for the comparable nine months of 1995.

         Cash flows provided by investing activities for the nine months ended September 30, 1996 were $1,826,000 and were primarily the result of distributions from GHV of $1,921,600 and the collection of the balance of the note receivable from Gilpin Gold, Inc. of $1,336,000. These increases were offset principally by contributions to the Black Hawk Gaming/Jacobs Joint Venture of $1,080,000 and the pursuit of other projects totaling $313,000 and improvements to land totaling $38,000. During the nine months ended September 30, 1995 the Company provided cash of $465,000 in its investing activities, principally due to distributions from GHV of $850,000 and the receipt of payments from Gilpin Ventures, Inc. on return of investment of $90,000, offset by contributions to capital of GHV totaling $123,000; and other expenditures on projects and land improvements totaling approximately $352,000.

         The net cash used in financing activities during the nine months of 1996 amounted to $1,202,000 and is principally the result of the acquisition of treasury stock and common stock "put" to the Company totaling $428,000 and payments on long-term debt of $774,000. Financing activities used $815,000 of cash in the nine months of 1995, principally for the repayment of the Oklahoma City land note totaling $450,000; acquisition of treasury stock and common stock put to the Company totaling $313,000 and other payments on long-term debt totaling $90,000.

         The Company's principal sources of capital consist of cash flow distributions from GHV and cash generated from its rental and management operations. As of September 30, 1996 the Company has working capital of $3,026,000 as compared to $2,965,700 at December 31, 1995. In the nine months of 1996 the Company received $1,921,600 of distributions from GHV. Of this amount, $1,246,600 is the result of the distribution of loan proceeds and $675,000 is the result of profit distributions.

         During the first two quarters of 1996 the Joint Venture borrowed approximately $2,125,000, secured by the majority of the equipment at the Casino. The Company believes its current working capital position and distributions from GHV will be sufficient to meet its short term requirements, which are operating expenses, principal and interest payments on indebtedness and various project development costs, as well as additional expenditures to identify and pursue new gaming opportunities. However, it is anticipated that any significant development of Millsites 30, 31, and 32 or the Company's Oklahoma City property will require additional financing, other joint venture partners, or both.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         The recoupement provision of the GHV agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay a remaining balance of approximately $1,244,000 for its proportionate share of the development account, but only based upon 40% of the after tax profits of the Casino, if any. There have been no repayments against the development account during the nine months ended September 30, 1996.

         DISPUTED ISSUES BETWEEN THE COMPANY AND ITS JOINT VENTURE PARTNER OF THE CASINO

         The Company's joint venture partner (GVI) is withholding payment against the development account discussed immediately above, and it is disputing certain expenses paid by, and distributions made to the Company. The Company has requested that GVI prepare a detailed listing of the dates and amounts of the disputed matters, which if not soon resolved by negotiation will be submitted by the Company to arbitration. Presently, the Company is unable to determine the amounts disputed by GVI.

         Additionally, the Joint Venture agreement with GVI provides that certain performance standards be met by the Company as the general manager of the Casino. Among other things, it provides that if for two consecutive quarters the total revenues or net income of GHV are not at least 80% of budgeted amounts for the current year the management agreement is subject to review by the Policy Board. During the second and third quarters of 1996, the net income of GHV was less than 80% of budgeted amounts for the respective periods. If the Policy Board deems that the failure to meet the standard is not the result of extenuating circumstances, and the parties disagree, the matter will be immediately submitted to arbitration. As discussed above, the Company believes that the efforts of the BID have had a significant and substantial adverse effect on the operations of GHV, especially for the second and third quarters of 1996. Accordingly, the Company does not presently anticipate that the management agreement with GHV will be subject to review by the Policy Board of GHV.

         JACOBS JOINT VENTURE

         In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. The joint venture developed a preliminary master plan, and on March 7, 1995 approved Phase 1 of the master plan and agreed to continue to study the development of a three-phase project to be built on Millsites 30, 31, 32, and 34. Jacobs purchased the approximate 10,000 square foot parcel known as Millsite 34, which adjoins Millsite 32, in March 1995 for approximately $1,000,000. The Jacobs Joint Venture agreed to conduct further studies of the Master Plan by June 1, 1995, with the intention of: (i) conducting additional market analyses; (ii) undertaking a thorough legal analysis of the complex real estate, zoning, permitting and environmental issues presented by the project; and (iii) preparing preliminary drawings and specifications for the Phase 1 development designed to lead to a detailed construction budget, schedule and approach to the project. The second phase of the project was changed to accommodate certain infrastructure requirements of the city of Black Hawk and other state and federal agencies. These changes have resulted in a redefinition of the original project. Presently, the Company and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

Jacobs intend to move forward to a revised version of the project which will take into account the changes required by the various agencies discussed above. Various changes to Phase 1 occurred during the third quarter of 1995 which were essentially a combining of Phase 1 and 2 of the original project. Revised Phase 1 of the project is now projected to encompass Millsites 31, 32, and 34. The presently contemplated plan for revised Phase 1 is to construct a 50 room hotel/casino, with three floors of underground parking for approximately 500 cars. As a result of the refinements occurring on Phase 1, the Company has decided to incorporate a two-story overflow parking facility on approximately 40,000 square feet of Millsite 30 into the Jacobs project.

         There are many infrastructure and financing considerations to be resolved before the Company begins construction on Millsites 31, 32 and 34 and before the successful completion of the project contemplated with Jacobs can be realized. Since commencement of the project, the Company has funded its share of the Jacobs Joint Venture costs, totaling $1,377,000 through September 30, 1996 ($1,647,500 through October 31, 1996) as well as an additional $297,000 in costs which were incurred prior to the Jacobs Joint Venture project, out of current working capital and/or funds generated by operations. Presently, the total project costs are estimated to be approximately $62,000,000.

         The Joint Venture hopes to bring to fruition the resolution of several interrelated local, state and federal issues surrounding the project during the fourth quarter of 1996. During the first and second quarters of 1996 the Jacobs Joint Venture successfully completed a land trade with the Colorado Department of Transportation (CDOT) which enhanced the developable ground of the project and widened CDOT's right-of-way along state highway 119, the main highway leading into the Black Hawk/Central City gaming area. Additionally, the Joint Venture received approval from the Black Hawk City Council for its Planned Unit Development (PUD) for the project and completed the City's platting and re-zoning requirements late in the first quarter of 1996. The Joint Venture is now pursuing financing plans for the project. Assuming the successful resolution of the remaining development issues, completion of the development of Millsites 31, 32 and 34, as well as the construction of the two story garage facility on 44,000 square feet of Millsite 30 is projected to be in the spring of 1998.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         INVESTMENT OF CAPITAL INTO THE COMPANY BY JACOBS ENTERTAINMENT, LTD.

         On November 12, 1996 the Company concluded its financing arrangement with Diversified Opportunities Group Ltd. (DOGL), an affiliate of Jacobs Entertainment Inc. (Jacobs). Jacobs is the joint venture partner, with the Company, in the development of the casino on Millsites across from the Gilpin Hotel Casino, all as more fully described above.

         Under the Agreement, the Company issued 190,476 shares of its restricted common stock for $1,000,000 ($5.25 per share) and also issued a $1,500,000 promissory note convertible, as discussed below, into shares of the Company's Common Stock at $5.25 per share. Further, DOGL is committed to advance up to an additional $4,500,000 on the same basis when funds are needed by the Company to meet its share of joint venture costs. Under the terms of the agreement, Jeffrey P. Jacobs, President of Jacobs Entertainment, Inc. was elected Chief Executive Officer of the Company and Vice-Chairman of its Board of Directors. Mr. Jacobs and two persons nominated by him were also elected to the Board of Directors. In addition, the agreement provides for existing officers and directors of the Company, to purchase up to $750,000 of convertible notes under terms similar to those offered to Jacobs. Jacobs has also agreed to contribute one-half of its interest in the joint venture (see above) to the Company, thereby increasing the Company's ownership of the project to 75%.

         The conversion feature with respect to the second note (also $5.25 per share) is subject to shareholder approval which will be sought as soon as possible. In addition, conversion of all the notes (including those purchased by current officers and directors) is subject to satisfactory resolution, in DOGL's sole but reasonable discretion, of an investigation which is being conducted with respect to certain previous activities of the Casino. The Casino has been made aware that the Colorado Division of Gaming (Division) is conducting an investigation into its past check cashing and bad check collection practices of the Casino or certain of its personnel and agents. No proceedings have been initiated against the Casino in any judicial or administrative forum as of the date of this Form 10-Q, although financial penalties and/or license suspension or revocation could result if material charges, such as extending credit by the Casino, are established. The Casino will vigorously contest any remedial actions sought by the Division but the outcome of this matter is not presently determinable.

         Upon conversion of the notes, the Board of Directors of the Company will be expanded to nine members from the current seven. Adequate vacancies will be created by an action of the Company's Shareholders to accomplish this change. If the notes are converted, DOGL will own 1,333,333 shares of the Company's then outstanding Common Stock (or approximately 30%), and have the right to appoint 5 nominees to the Board of Directors.

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

                                           (1) August 30, 1996

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Black Hawk Gaming & Development  Company, Inc.
                              ----------------------------------------------
                                              Registrant



Date:  November 11, 1996      By: /s/ ROBERT D. GREENLEE
                                 -------------------------------------------
                                 Robert D. Greenlee, Chairman of the Board
                                 of Directors and Chief Executive Officer



                              /s/ STEPHEN R. ROARK
                              ----------------------------------------------
                              Stephen R. Roark, President and Chief
                              Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.             EXHIBIT DESCRIPTION
-----------             -------------------

    27                  Financial Data Schedule