Form 10-K
period 1996-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-03-31
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  December 31, 1996       Commission File No. 33-57342
                          -------------------------                    ---------

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Colorado                                84-1158484
       -------------------------------     -------------------------------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

    2060 Broadway, Suite 400, Boulder, Colorado                     80302
   --------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip code)

                                (303) 444-0240
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                                Class A Warrants
                                Class B Warrants
                         ------------------------------
                               (Title of Classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 12, 1997, was approximately $7,948,400 based upon the reported closing sale price of such shares on the NASDAQ National Market System for that date. As of March 12, 1997, there were 2,672,043 shares outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:   -NONE-

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                        1996 Annual Report on Form 10-K

                               Table of Contents

Item                                Description                            Page
----                                -----------                            ----
Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . .      1

Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . . .      12

Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .      14

Item 4.  Submission of Matters to a vote of Security Holders  . . . . .      15

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters  . . . . . . . . . . . . . . . . .      16

Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . .      17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . .      18

Item 8.  Financial Statements and Supplementary Data  . . . . . . . . .      32

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure  . . . . . . . . . . . . .      33

Item 10. Directors and Executive Officers Of the Registrant   . . . . .      34

Item 11. Executive Compensation   . . . . . . . . . . . . . . . . . . .      37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management   . . . . . . . . . . . . . . . . . . . . . . .      39

Item 13. Certain Relationships and Related Transactions   . . . . . . .      41

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .      43

Item 1.  Business.

         A.      Introductory Statement.

         Black Hawk Gaming & Development Company, Inc. (the "Company") was incorporated on January 10, 1991 in Colorado for the purpose of acquiring gaming properties for development, joint venture and operation. The Company's initial activities were concentrated on acquiring, financing, developing and then operating the Gilpin Hotel Casino ("Casino"). Improvements and construction of the 21,000 square foot Casino started on February 1, 1992, were completed in September, 1992, and gaming operations commenced on October 1, 1992. The Company's ownership in the Casino is through a 50% interest in the Gilpin Hotel Venture, which is a joint venture ("Joint Venture") with Gilpin Ventures, Inc. ("GVI"), an unaffiliated company.

         On November 7, 1994, the Joint Venture acquired an adjacent casino property, consisting of a building and related casino equipment, from Dolly's Casino, Inc. (Dolly's). Also, the Company and an affiliate of its joint venture partner, Gilpin Gold, Inc. ("GGI"), each acquired a 50% interest in the land underlying the casino and now rent the land, as well as the land under the Casino, to the Joint Venture for a total of 7% (3 1/2% each) of gaming revenues. The Joint Venture acquired the Casino building and equipment for $4.6 million, $4.5 million of which was financed by the seller. The Company acquired its interest in the land for cash of $1.5 million. The Joint Venture spent approximately $1,000,000 to connect the two buildings and complete interior modifications. These were completed and the new addition opened for business in late January, 1995. The Company manages the Casino for 11% of defined gaming revenues.

         Until formation of the Black Hawk/Jacobs Entertainment LLC venture described immediately below, the other primary properties of the Company consisted of Millsites 29, 30, 31 and 32. All four are undeveloped parcels in the core gaming district of Black Hawk and separated by Main Street from the Gilpin Hotel Casino. The Company owns a 50% undivided interest in Millsite 29 with GGI; the Company owned 100% of Millsites 30, 31 and 32. In December, 1994, the Company announced it had signed a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk (hereinafter the "Black Hawk/Jacobs Project"). The proposed development is to be built on part of Millsite 30 and all of Millsites 31, 32, and 34. Jacobs purchased Millsite 34 (which is adjacent to Millsite 32) on March 7, 1995. It is anticipated that the entire cost of the Black Hawk/Jacobs Project, including land costs, will approximate $67 million.

         Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date of filing. Such can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Black Hawk/Jacobs Project." In particular, no assurance can be given that the anticipated results covered by the forward-looking statements concerning the Casino will be achieved or that construction of the Black Hawk/Jacobs Project will proceed on schedule or within budget.

         B.      Activities During Fiscal 1996.

         The Company's activities during the year ended December 31, 1996, in addition to managing the Casino, were directed to:

                 (i) continuing the development and permitting of the Black Hawk/Jacobs Project in order to develop the substantial land position assembled by the Company and Jacobs;

                 (ii) undertaking and completing arrangements ("the Purchase Agreement") which provided the Company with equity and debt financing necessary to meet its obligations with respect to the Black Hawk/Jacobs Project;

                 (iii) negotiating and completing an agreement ("the LLC Agreement") with Jacobs regarding the ownership, financing and management of the Black Hawk/Jacobs Project; and

                 (iv) participating in obtaining significant debt funding from a major financial institution required by the Black Hawk/Jacobs Project (the "Construction and Revolving Credit Loan").

         Each of the three agreements mentioned above is important to the future of the Company, and each is summarized below:

         SIGNIFICANT PROVISIONS OF PURCHASE AGREEMENT. Under terms of the Purchase Agreement, Diversified Opportunities Group Ltd. ("Diversified"), an assignee of Jacobs Entertainment Ltd., purchased 190,476 shares of the Company's Common Stock for $5.25 per share--a total investment of $1,000,000. These shares represent an amount equal to approximately 7% of the Company's Common Stock now outstanding.

         In addition, at closing on November 12, 1996, Diversified:

                 (i) purchased a $1,500,000 Convertible Note from the Company which is convertible as described below into 285,714 shares of the Company's Common Stock at $5.25 per share; and

                 (ii) agreed, subject to shareholder approval which was obtained on January 13, 1997, to purchase an additional $4,500,000 Convertible Note from the Company which is convertible as described below into 857,143 shares of the Company's Common Stock at $5.25 per share.

         Therefore, if both Convertible Notes are converted, and assuming no additional issuances, Diversified will own an aggregate of 1,333,333 shares of the Company's Common Stock or 33.7% of its Common Stock outstanding (after giving effect to the conversion of notes to be issued to Messrs. Greenlee, Day and Roark as described below).

         Diversified may convert all or a part of the Convertible Notes into Common Stock at any time. Moreover, the Convertible Notes are automatically convertible into Common Stock upon the occurrence of certain conditions primarily including resolution in Diversified's sole but reasonable discretion, of an investigation which is being conducted with respect to certain activities of the Casino of which the Company is the manager. The Casino has been investigated by the Colorado Division of Gaming ("Division") regarding certain of its check cashing and debt collection practices. These practices are being scrutinized in light of Colorado law that prohibits the extension of credit by gaming licensees to any person for the purpose of engaging in limited gaming. The statute containing this prohibition has been ruled unconstitutional in an unrelated action before the Gilpin County Court, and that decision is being appealed to higher courts. The Company has not yet been advised as to the status or possible conclusion of the Division's inquiry into this matter. If an extension of credit is found to have occurred, the Casino and/or the Company could be subject to criminal and administrative penalties, including fines, temporary closure of the Casino, license suspension or revocation, or incarceration for individuals involved. However, the Colorado Limited Gaming Control Commission has scheduled a rule making proceeding to establish standards for the parameters of "extension of credit" not otherwise apparent from the face of the gaming statutes or existing regulations. The Company and the Casino intend to vigorously contest any remedial actions brought by the Division in the foregoing regard, but the outcome of this matter is not presently determinable.

         In addition, the agreement provides that upon issuance of both Convertible Notes to Diversified, Messrs. Greenlee, Day and Roark, officers and directors of the Company, must purchase notes in the face amount of $750,000 which are convertible into 142,857 shares of Common Stock under the same terms and subject to the conditions governing the Diversified Convertible Notes as described above.

         Proceeds from the Diversified Convertible Notes, its Common Stock investment and proceeds from the Greenlee, Day and Roark notes have been or will be used by the Company to fund its share of costs associated with the on-going Black Hawk/Jacobs Project, which is described in more detail in Item 2 below.

         Diversified's Convertible Notes are secured by the Company's 75% interest in the Black Hawk/Jacobs Project but are otherwise non-recourse to the Company. The Greenlee, Day and Roark notes are not secured but are full recourse against the Company. All such Convertible Notes and notes bear interest at the London InterBank rate (LIBOR) plus 2% and are due and payable, if not converted, on November 12, 1998. Until conversion, the holder is entitled to receive 40% of the net cash flow, as defined, distributed by the LLC. Certain default provisions described below could cause the Convertible Notes and notes to be accelerated as to payment.

         Finally, as part of the Purchase Agreement, two members of the Company's Board of Directors resigned and three new members appointed by Jeffrey P. Jacobs, Manager of Diversified, (including himself) were elected to the Company's current seven person Board of Directors. Mr.Jacobs was also elected Co-Chairman of the Company's Board of Directors and Chief Executive Officer of the Company.

         The Purchase Agreement has a number of other provisions which are described in the Company's Report on Form 8-K dated December 4, 1996 which is incorporated herein by this reference.

         THE LLC AGREEMENT. The Company and two affiliates of Jacobs, DOGL and BH Entertainment Ltd. ("BH"), have formed a Colorado limited liability company ("LLC") to continue the development of the Black Hawk/Jacobs Project. As part of the Purchase Agreement discussed above, the interests in the LLC were reallocated from 50%-50% to a 75% interest in favor of the Company and 25% in favor of BH.

         The Company's 75% interest in the LLC may be purchased by BH if on or before January 1, 1998 the Colorado Limited Gaming Commission has not approved a retail license for the Black Hawk/Jacobs Project and Diversified, in its sole but reasonable discretion, believes that such license will not be issued and such failure is attributable to the Casino Investigation discussed above. The total of $6,000,000 in Convertible Notes will be canceled in consideration for 30% of 100% of the LLC and the Company's remaining 45% of the LLC will be purchased by BH. The purchase price will be 90% of the fair market value, determined by appraisal, of the Company's 45% interest in the LLC. The Company has the right, however, to repurchase its interest essentially for the same amounts paid by BH, if within two years of opening of the Black Hawk/Jacobs Project, the Company's participation presents no licensing problems.

         Finally, the Company's interest in the LLC could be automatically divested, subject to the same purchase and re-purchase terms described above, upon the occurrence of certain events, essentially anything which would prevent the Black Hawk/Jacobs Project from obtaining a retail gaming license because of the Company's participation.

         The above summary of the LLC is qualified by the more extensive description set forth in the Company's Report on Form 8-K dated December 4, 1996 which is incorporated herein by this reference.

         THE CREDIT FACILITY AGREEMENT. The Black Hawk/Jacobs Project through the LLC has entered into a Construction and Reducing Revolving Credit Loan Agreement with Wells Fargo Bank, National Association which, in general, provides the LLC with a $40 million credit facility. In summary, the credit facility provides that:

                 (i) the credit facility is non-recourse to the Company, hence the Company is not an obligor thereon; certain affiliates of Jacobs, including Jeffrey P. Jacobs, Chief Executive Officer of the Company, have personally guaranteed repayment of the credit facility;

                 (ii) excluding certain land contributions, the Company must contribute $15 million and Jacobs must contribute $5 million in equity to the Black Hawk/Jacobs Project prior to any draw-downs under the credit facility;

                 (iii) all of the Black Hawk/Jacobs Project's land (which includes most of the Company's former Millsite 30, and all of its former Millsites 31 and 32 and all of Jacobs' former Millsite 34) and all of its equipment, contracts, permits and all other assets of whatever kind and nature are pledged as security for amounts borrowed under the credit facility; and

                 (iv) the Company provides for certain continuing representations, warranties and covenants; for certain principal and interest repayment terms and default provisions; and for other terms and conditions which the LLC believes are customary in large, commercial loan transactions of a similar nature.

         OTHER ACTIVITIES. During 1996, the Company and Mr. Robert D. Greenlee continued to pursue efforts to obtain a gaming concession in Mexico. The Company also continued to develop and attempted to market its Prospector Poker table game. Certain costs associated with both of these efforts were written off during the fourth quarter of 1996. For further details, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions."

                 C.       Narrative Description of the Company's Business.

         The Company's primary operating business at present is its 50% ownership interest in and the management of the Casino. The Casino is located in Black Hawk, Colorado. In November 1990, Colorado voters approved limited stakes gambling (generally $5.00 or less per bet) in three historic mining towns--Central City, Black Hawk and Cripple Creek. Central City and Black Hawk are contiguous, located about 35 miles west of downtown Denver, and about ten miles north of Interstate Highway 70. As of March 1, 1997, there were 57 limited stakes gaming establishments open in Colorado employing a total of over 5,000 persons. At that date, there were a total of approximately 12,600 gaming devices in operation including slot, keno and video poker machines and blackjack and poker tables which are presently the only devices allowed under Colorado gaming laws.

         GENERAL GAMING INFORMATION. The following table sets forth certain historical information obtained from the Colorado Gaming Commission which is not intended by the Company to imply, nor should a reader infer, that it is any indication of future Colorado or Company gaming revenues.

                                         Average
                         Adjusted          AGP       Average      Average
                           Gross           Per       Number of    Number of
State of Colorado(1)    Proceeds(3)     Casino(4)   Casinos(5)    Devices(6)
-----------------       -----------     ---------   ----------    ----------

Year
----
1991(2)                $  23,129,000   $  965,000        24         2,166
1992                     179,984,000    3,327,000        56         7,624
1993                     259,879,000    4,025,000        65        10,370
1994                     325,684,649    5,441,918        60        11,325
1995                     384,342,947    6,660,572        58        12,400
1996                     410,565,443    7,202,903        57        12,621

                                         Average
                         Adjusted          AGP       Average      Average
                           Gross           Per       Number of    Number of
City of Black Hawk(1)   Proceeds(3)     Casino(4)   Casinos(5)    Devices(6)
-----------------       -----------     ---------   ----------    ----------

Year
----
1991(2)                 $  6,561,000   $ 1,640,000       4           448
1992                      56,201,000     4,223,000      14         1,987
1993                     112,140,000     5,303,000      21         3,564
1994                     173,703,267     8,635,308      20         4,452
1995                     195,855,640    10,171,421      19         4,737
1996                     220,199,550    11,589,450      19         5,066

         The Company commenced gaming operations through its joint venture interest in the Gilpin Hotel Casino on October 1, 1992. The Casino's AGP and number of devices at December 31, were as follows:

                              GILPIN HOTEL CASINO

                                                    Number of
Year                      AGP                       Devices(7)
----                      ---                       ----------
1992                     $ 2,908,000                    293
1993                      25,060,000                    286
1994                      28,036,000                    286
1995                      27,924,751                    499(8)
1996                      26,689,513                    488
------------------

(1) Limited stakes gaming totals for Colorado include Black Hawk, Central City and Cripple Creek and commenced October 1, 1991.

(2) Limited stakes gaming began in October, 1991; thus the 1991 results reflect gaming activities from October through December.
(3) Adjusted gross proceeds means total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier.
(4) Adjusted gross proceeds divided by the number of reporting licenses (averaged on a monthly basis).
(5) Represents average number of licensees reporting adjusted gross proceeds.
(6) Represents average number of slot machines reported by licensees over the calendar year.
(7)      Includes table games.
(8)      Includes expansion of the Casino completed in January, 1995.

         For further information concerning the Company's operations and the operations of the Casino and management's discussion thereof, see Items 6 and 7 below and the Financial Statements included under Item 8.

         Casino owners in Black Hawk and Central City estimate that about 80% of the gaming customers come from the greater Denver metropolitan area. In 1991, this area encompassed eight counties with an estimated population base of approximately 2,000,000 persons, according to statistics released in September, 1992 by the Denver Regional Council of Governments. The Denver metropolitan population base is projected to increase steadily through 2015.

         OPERATIONAL CONTROLS. The Colorado Gaming Commission has established strict rules with regard to the supervision and control of all gaming activities, including security and cash control systems. The Casino employs these controls and paperwork systems to insure internal integrity and compliance with regulations. The Casino is also required to obtain an annual audit report from an independent certified public accounting firm, which in turn is required to make certain surprise inspections. There are approximately 240 video cameras throughout the Casino with taping devices in place to record all play at all times. These tapes and live action are monitored and reviewed by both staff and Gaming Commission employees to insure the integrity of gaming activities. The Casino employs a controller who is responsible for an accounting staff of 12 people. The controller is also responsible for all internal accounting matters.

         In October, 1992, the Casino initiated a "slot player tracking system." Patrons are invited to register and receive a frequent player card which may be inserted into slot, keno, and video poker machines while playing in the Casino. This computerized tracking system provides management with valuable marketing information about its patrons.

         Additionally, in late 1994 the Casino employed a full-time compliance officer who reports directly to the General Manager of the Casino. His job is to ensure the Casino complies with the Internal Control Minimum Procedures as established by the Colorado Division of Gaming.

         EMPLOYEES. The Casino employs approximately 310 full-time persons including cashiers, dealers, food and beverage service personnel, facilities maintenance, accounting, marketing, and personnel services. An employees' manual has been prepared for each employee which emphasizes customer service as the number one goal of each individual employee. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. Relations with employees are deemed by management to be good.

         COMPETITION. Colorado law permits limited stakes casino gaming in three historic mining towns, Black Hawk and Central City, adjacent towns located approximately 35 miles west of Denver, and Cripple Creek, approximately 90 miles south of Denver. Black Hawk and Central City form the primary gaming market in Colorado, and competition is intense. The Company believes that its primary competition for the Casino are other casinos operating in Black Hawk and Central City, of which there were approximately 33 as of December 31, 1996, and, secondarily, casinos operating in Cripple Creek of which there were approximately 24 as of December 31, 1996. More experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, including Harvey's, ITT Sheraton, Anchor Gaming, Fitzgerald's, and the Riviera, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number of gaming facilities to continue increasing.

         The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere.

         The Company believes that since October 1991, approximately 12 casinos in Black Hawk and 20 casinos in Central City have ceased operations. In addition, several operators have reduced staffing and others have closed temporarily or reduced their square footage and/or hours of operations. The Company believes that the casinos that failed did so for a variety of reasons, including inferior design, inconvenient or no parking, inadequate size, inexperienced management and undercapitalization.

         Various published reports detailing additional gaming projects have been announced for Black Hawk. The majority of these projects are along the southern end of Black Hawk at the first major intersection off State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area. In addition, the Company, through the LLC, has obtained permission from the Colorado Department of Transportation and the City of Black Hawk to construct a third major intersection off State Highway 119 in between the two current intersections. This additional intersection will provide excellent access to the Black Hawk/Jacobs Project.

         While it is difficult to assess the development stage of each of the announced projects and the likelihood of whether any or all of the announced projects will eventually be built and at what size, it is reasonably likely that at least some of the new competition may be completed and open to the public by early to mid-1998 which is also the target date for opening of the Black Hawk/Jacobs Project. Therefore, should any of the announced competitive projects open, the increased competition may adversely affect the Company's operations and proposed operations and, accordingly, may have a material adverse effect on the Company's results of operations, financial position and cash flows.

         Several lobbying groups placed initiatives for additional Colorado limited stakes gaming venues, including Denver, on the November 1992 statewide ballot. Each of these initiatives was defeated by a wide margin. In November 1996 there was an initiative on the statewide ballot (which was defeated) to expand limited stakes gaming to the city of Trinidad, approximately 125 miles south of Colorado Springs, and similar initiatives, legislation or regulations could be introduced in the future. The enactment of any initiative, legislation or regulations legalizing gaming elsewhere in Colorado could, and if such legalized gaming was closer to Denver would, have a material adverse effect on the Company's results of operations, financial position and cash flows.

         In addition to competing with other gaming facilities in Colorado as described above, the Company competes, to a lesser degree, for both customers and potential future gaming sites, with gaming facilities nationwide, including casinos in Nevada and Atlantic City, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, charitable gaming and pari-mutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions. Although the Company's focus is the Colorado gaming market, it is considering gaming ventures in other locations that the Company believes present favorable opportunities, and may pursue certain of such opportunities if its resources allow it to do so. However, its ability to capitalize on such opportunities is expected to be limited due to competition for such opportunities from more experienced and financially stronger entities.

         FLUCTUATING MARKET. Due to the rapid growth of the Colorado gaming market, changes in the number of facilities operating and their individual layouts, the seasonality of the business and the local attributes of each Colorado gaming market, revenue results have varied, and likely will vary, significantly between the various Colorado gaming markets and between properties within those markets. As the Black Hawk market expands, both in terms of gaming device capacity and market share, the Central City market tends to contract. The majority of new projects are focused in Black Hawk, accordingly, the Company expects revenue per gaming device in Black Hawk may decline over the foreseeable future.

         RELIANCE ON DENVER MARKET. The Casino's gaming revenues currently depend primarily upon "day-tripper" visitor traffic from Denver metropolitan area residents. A decline in the Denver economy, a decline in the Black Hawk gaming market, or increased competition for Denver metropolitan area residents from other gaming jurisdictions both inside and outside Colorado, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

         COLORADO GAMING REGULATIONS. Under Colorado law and regulations (the "Colorado Regulations"), the ownership and operation of casino facilities in Colorado are subject to strict and extensive regulation by the Colorado Division of Gaming supervised by the five-member Colorado Limited Gaming Control Commission (the "Gaming Commission").

         The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. The Gaming Commission requires various licenses, findings of suitability, registrations, permits and approvals to be held by the Company and its subsidiaries. The Gaming Commission may, among other things, limit, condition, suspend or revoke a license to operate for any cause deemed reasonable. Substantial fines or forfeiture of assets for violations of gaming laws or regulations may be levied against the Company, the Company's subsidiaries and the persons involved. In addition, the actions of persons associated with the Company and its management employees, over which the Company may have no control, could jeopardize any licenses held by the Company in Colorado. The suspension or revocation of any of the Company's licenses or the levy on the Company of substantial fines or forfeiture of assets would have a material adverse effect on the Company.

         To date, the Company has obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for the operation of the Gilpin Hotel Casino. However, gaming licenses and related approvals are deemed to be privileges under Colorado law, and no assurances can be given that any new licenses, permits and approvals that may be required in the future, especially for the Black Hawk/Jacobs Project, will be given or that existing ones will not be revoked. The current license for the Casino expires in September, 1997. Renewal is subject to, among other things, continued satisfaction of suitability requirements. There can be no assurance that the Company can successfully renew its licenses in a timely manner or at all.

         Under the Colorado Regulations, no person can have an "interest" in more than three gaming retailer/operator licenses. The Company currently has one such license and may have another if the Black Hawk/Jacobs Project is completed. Accordingly, any expansion opportunities that the Company may have in Colorado may be limited.

         RESTRICTIONS ON HOLDERS OF COMMON STOCK. Under Colorado Regulations, the definition of an "interest" in a gaming license excludes ownership of less than 5% of a "publicly traded" company such as the Company. To enable the Company to comply with the Colorado Regulations and secure and maintain the business and other regulatory approvals necessary for operating a gaming-related business in Colorado, the Company's Articles of Incorporation provide that the Company may not issue voting securities except in compliance with the rules of any gaming authority. The Company's Articles of Incorporation also provide that all transfers of its voting securities must be in compliance with applicable gaming authority rules and if any gaming authority issues an order disqualifying a person from owning shares of Common Stock, the Company may redeem the stock of the disqualified holder unless Common Stock is transferred to a person found by the Gaming Commission to be suitable within 60 days from the finding of unsuitability.

         LIQUOR REGULATION. The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of the Company must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are subject to renewal, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action could, and any failure to renew or other revocation of any of its liquor licenses would, have a material adverse effect upon the operations of the Company and the Casino.

         TAXATION. The Company's operations are subject to taxes imposed upon gaming operators by the Gaming Commission and the municipality of Black Hawk. Taxes currently levied on the Company's operations include taxes on adjusted gross gaming proceeds and annual gaming device fees. Such taxes and fees are subject to revision from time to time. Effective October 1,

1996, the Gaming Commission changed the tax rate. While certain of the tax rates were decreased in some of the lower-revenue brackets, the top tax rate was increased from 18% to 20% on all revenue in excess of $10 million. The new tax rates are 2% of the adjusted gross gaming revenue up to and including $2 million (unchanged from the previous year), 4% of the adjusted gross gaming revenue above $2 million up to and including $4 million (a decrease from the 8% tax rate for the previous year), 14% of the adjusted gross gaming revenue above $4 million up to and including $5 million (a decrease from the 15% tax rate for the previous year), 18% of adjusted gross gaming revenue above $5 million up to and including $10 million (unchanged from the previous year) and 20% of adjusted gross gaming revenue in excess of $10 million (an increase in the top tax rate). The increase in the top tax rate is expected to have a greater effect on the Company than the tax decrease in the lower revenue brackets.

         SEASONALITY AND INCLEMENT WEATHER. Because the Gilpin Hotel Casino is located in the Rocky Mountains, it is subject to sudden and severe winter storms. Access to Black Hawk, which is located ten miles from Interstate 70, is made via a two-lane secondary road. In bad weather, and in the winter months generally, this access road is difficult to traverse, which reduces the number of patrons traveling to Black Hawk and, accordingly, negatively affects the Company's operating results during these periods. In addition, bad weather can result in a loss of services to the Casino which also negatively affects the Company's operating results. As a result, the Casino's business tends to be seasonal, with the highest level of activity occurring during the summer months.

         FLOODING. The site of the Gilpin Hotel Casino is located in a 100-year flood plain. To date, the Company has not experienced any flooding resulting in damage to the Casino. The Company carries no significant flood insurance on the Casino. There can be no assurance that the Casino will not suffer flood damage in the future or that any damage will be adequately covered by insurance.

Item 2.  Properties.

         Information concerning the properties of the Company is summarized as follows:

         THE BLACK HAWK/JACOBS PROJECT. In December 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio, to develop a major hotel/casino/parking complex in Black Hawk, Colorado. The joint venture (which was later reorganized as a limited liability company) developed a preliminary master plan for a project which will be built on part of Millsite 30 and on Millsites 31 and 32 all contributed to the venture by the Company (there is no Millsite 33) and on Millsite 34 which was contributed to the venture by Jacobs.

         During 1996, the Black Hawk/Jacobs Project received all necessary permits from various governmental and municipal authorities and commenced actual construction on the project. The project is presently projected to be a 55 to 60-room hotel/casino with an adjacent underground parking garage for approximately 500 cars. The completion date for the project is expected to be mid-1998 at a total estimated cost of approximately $67 million. See Item 1 above for additional details.

         GILPIN HOTEL CASINO ("CASINO"). Originally built in the 1860s, the Gilpin Hotel is one of the oldest in Colorado. However, no hotel or lodging facilities are offered by the Casino. Construction of the Casino property started on February 1, 1992 and was completed in September 1992. Currently, within the facility are 488 slot machines and table games, 2 restaurants, 4 bars, an entertainment area and almost one floor of office space. See Item 1 above for additional details.

         Reference is made to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1995 which contains a description under Item 2 thereof of various contractual relationships between the Company and its joint venture partner in the Casino. Such discussion is incorporated herein by this reference.

         LOCATION AND PARKING. The scarcity of convenient parking facilities has been a problem in Black Hawk and Central City since legalized gaming began. The Company's marketing staff, based on interviews with gaming patrons, has determined that the convenience of parking on Millsites 29 and 30 was a significant factor in many patrons' decision to visit the Casino. In the last year, several competitors have developed or arranged for convenient parking in or near their casinos which has diminished the advantage previously enjoyed by the Casino.

         During a part of 1996, the Company charged the Casino $50,000 per month for the use of the approximate 170 space parking lot known as Millsite
30. The Casino also utilized Millsites 31 and 32 for parking during 1996. Approximately 35 and 95 cars can park on Millsites 31 and 32, respectively, and the resultant monthly charge was approximately $19,200 per month. Parking on much of Millsite 30 is still available, however parking on Millsites 31 and 32 is no longer available to the Casino since construction of the Black Hawk/Jacobs Project has commenced. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         GAMING EQUIPMENT. In its current configuration and after the Dolly's expansion, the Casino operates with 7 blackjack tables, 2 Let-It-Ride tables, 1 Three Card Poker table, and 8 poker tables along with 470 slot machines. During 1994, the Casino added bill acceptors to 150 of its slot machines at a cost of approximately $700,000. Included in the mix of gaming devices are poker machines, keno machines, and a series of progressive payoffs on nickel, quarter, and dollar slot machines. The Company believes the Casino has a suitable mix of machines based on the popularity of the types of play which casinos have been receiving in the Black Hawk-Central City gaming area.

         SUPPORT SYSTEMS. The Casino utilizes a computerized slot data tracking system which allows it to track individual play, payouts, and develop mailing lists for special events and contest play. The system also provides management with a variety of other useful marketing information. Several restaurants and bars are located on the four floors of the Casino. A computer based point of sale accounting and data tracking system monitors the popularity of all food and beverage items and offers management controls on food and beverage sales.

         OFF-TRACK BETTING OPERATIONS. On October 6, 1994, the Casino entered into an agreement with Cloverleaf Kennel Club of Loveland, Colorado to provide simulcast off-track betting (OTB) on dog and horse races conducted at various tracks in the United States. The term of the agreement is five one-year options commencing October 1, 1994 through September 30, 1999. The Casino must pay Cloverleaf an annual fee of $40,000 in return for 50% of the net revenues derived from pari-mutual wagering at the Casino. The Casino is responsible for all costs of operating the facility. Operation of the OTB facility commenced on February 14, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         UNPATENTED MINING CLAIM. The Company owns an unpatented mining claim covering approximately 118,000 square feet, located approximately seven miles east of Black Hawk, Colorado. Although it has no present plans with respect to this property, the Company believes it may be suitable for future development as a parking "staging" area or as a gas station/mini-mart facility. It may, however, sell, lease, or co-develop this property as future events warrant.

Item 3.  Legal Proceedings.

         Except as described below and non-material litigation incident to its ordinary course of business, the Company is not a party to, and is not aware of any threatened litigation which could have a material adverse effect on its business or results of operations.

         The Gilpin Hotel Casino has been investigated by the Colorado Division of Gaming ("Division") regarding certain of its check cashing and debt collection practices. These practices are being scrutinized in light of Colorado law that prohibits the extension of credit by gaming licensees to any person for the purpose of engaging in limited gaming. The statute containing this prohibition has been ruled unconstitutional in an unrelated action before the Gilpin County Court, and that decision is being appealed to higher courts. The Gilpin Hotel Casino has not yet been advised as to the status or possible conclusion of the Division's inquiry into this matter. If an extension of credit is found to have occurred, the Casino and the Company, since it is manager of the Gilpin Hotel Casino, could be subject to criminal and administrative penalties, including fines, temporary closure of the Casino, license suspension or revocation, or incarceration for individuals involved. However, the Colorado Limited Gaming Control Commission has scheduled a rule making proceeding to establish standards for the parameters of "extension of credit" not otherwise apparent from the face of the gaming statutes or existing regulations. The Company and the Gilpin Hotel Casino intend to vigorously contest any actions brought by the Division in the foregoing regard, but the outcome of this matter is not presently determinable.

Item 4.  Submission of Matters to a Vote of Security Holders.

       A special meeting of shareholders of the Company was held on January 13, 1997, for the following purposes:

       1. To amend the Company's Articles of Incorporation to increase the size of its Board of Directors from not more than seven to not more than nine members;

       2. To amend the Company's Articles of Incorporation to provide for staggered terms for the Company's Board of Directors; and

       3. To approve, in accordance with the bylaws of the National Association of Securities Dealers, Inc. ("NASD"), the conversion feature of certain notes issued by the Company pursuant to which shares of the Company's Common Stock may be issued (all as more fully described in Item 1 above).

       The Board of Directors fixed the close of business on December 13, 1996, as the record date for the determination of shareholders entitled to vote at the meeting. Reference is made to a definitive proxy statement filed by the Company pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 which is incorporated herein for further details.

       Results of voting on the three proposals were as follows:

                                             For     Against    Abstain
                                             ---     -------    -------
       1.   Increase in Size of Board       2,389,008   25,286   1,925

       2.   Staggered Board*                1,243,254   38,540   1,700

       3.   Approval per NASDAQ Listing     1,044,962   23,711   6,051
            Agreement

------------------

*not approved by requisite number of shares.

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

       MARKET INFORMATION. The common stock and "A" and "B" Warrants of the Company began trading publicly in the over-the-counter market on the NASDAQ National Market System on May 15, 1993 under the symbols: BHWK, BHWKW and BHWKZ, respectively. The following table sets forth the high and low sale prices of the Company's securities as reported in the NASDAQ National Market System for the periods indicated:

                  Common Stock   "A" Warrants*   "B" Warrants *
                      "BHWK"        "BHWKW"          "BHWKZ"
                ---------------   -------------  --------------
                High        Low   High      Low  High       Low
                ----        ---   ----      ---  ----       ---
1995
----
First Quarter    $11-1/4  $7-3/4  $  7/8 $  1/2  $  5/8   $ 3/8
Second Quarter        10   7-1/4     1/2    1/4     1/2     3/8
Third Quarter      9-1/8   6-1/2     5/8    3/8     3/8     1/4
Fourth Quarter     7-7/8       5     5/8    1/4     3/8    1/16

1996
----
First Quarter    $ 6-7/8  $4-1/2  $  3/8  $ 1/8  $ 5/32   $1/32
Second Quarter    10-3/8   4-3/4   15/16    1/8   19/32    1/16
Third Quarter      8-3/4   5-1/8   11/16    1/8     3/8    1/16
Fourth Quarter         7   4-1/2     1/4   1/32     1/8    1/32
----------

*These Warrants expire on June 30, 1997.

       HOLDERS. At March 1, 1997, the Company had approximately 200 holders of its voting common stock of record; it estimates that it may have approximately 1,600 additional beneficial owners of its common stock held in names of brokers and securities depositories. At March 1, 1997, there were approximately 100 holders of record of the Company's "A" and "B" Warrants but, again, the Company believes the number of beneficial owners to be much greater.

       DIVIDENDS. The Company has not paid or declared cash distributions or dividends on its common stock and does not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

Item 6.       Selected Financial Data.

       The selected financial data of the Company for the periods set forth below have been derived from the Company's financial statements included elsewhere herein. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and the related Notes thereto included elsewhere herein.

                                               Year Ended December 31,
                             ----------------------------------------------------------
                                1996       1995       1994         1993        1992
                                ----       ----       ----         ----        ----
STATEMENTS OF OPERATION
 DATA:
 Revenues                    $1,263,887  $ 1,493,655 $ 1,411,310 $ 1,238,626 $  342,040
 Costs and expenses           1,736,688    1,420,742   1,040,370     682,662    397,746
 Equity in earnings of
  Joint Venture               2,255,635    2,785,929   3,493,149   4,171,640    265,245
 Net income                   1,046,941    1,773,247   2,493,807   3,128,604    134,539
 Net income per
  common share:
   Primary                          .41          .65        1.00        1.61       0.14

                                                  At December 31,
                             ----------------------------------------------------------
                                1996       1995       1994         1993        1992
                                ----       ----       ----         ----        ----
BALANCE SHEET DATA:

 Current assets             $ 5,016,658  $ 3,816,199 $ 4,177,418 $ 6,761,623 $  131,945
 Noncurrent assets           19,507,337   16,452,122  15,593,263   7,263,517  7,192,076
 Total assets                24,523,995   20,268,321  19,770,681  14,025,140  7,324,021
 Current liabilities            620,282      850,500     762,801   1,926,451  2,087,779
 Convertible note payable
  to shareholder              1,500,000                                       1,787,715
 Long term capital lease
  obligations                                                                   375,076
 Long-term debt               2,251,639    2,376,655   3,189,084     776,300  1,049,347
 Deferred tax liability          61,506
 Common stock subject to
  put options                   137,499      666,667     986,000         ---        ---
 Minority interest            1,793,500
 Shareholders' equity        18,159,569   16,374,499  14,832,796  11,322,389  2,024,104

------------------


       See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion should be read in conjunction with, and is qualified in its entirety by the consolidated financial statements and the notes thereto included elsewhere in this Report.

GENERAL

       Black Hawk Gaming & Development Company, Inc. (the Company) was incorporated on January 10, 1991 in Colorado to acquire gaming properties for development, joint venture and operation. The Company completed construction of the Gilpin Hotel Casino (the Casino) in September 1992 and the Casino opened October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest.

       Year ended December 31, 1996 compared to the year ended December 31,
       1995

       Income before income taxes for the year ended December 31, 1996 is approximately $1,076,000 less than the year ended December 31, 1995. Total revenue of the Company declined by approximately $230,000 or 15%; total costs and expenses increased by approximately $316,000 or 22% and the Company's share of the equity in earnings of Joint Venture declined by approximately $530,000, or 19%. The combination of these three elements of the Company's consolidated statement of income comprise the approximate $1,076,000 decline in the Company's income before income taxes. The following is a discussion of the various changes in the components of the Company's consolidated statements of income for the year ended December 31, 1996 compared to the year ended December 31, 1995.

       Revenues

       The Company's operating revenue during 1996 declined by 15% or $230,000 as compared to 1995. A decline in the Company's management fees of approximately $67,000, rental income of $ 15,000, parking lot operation income of $35,000 and interest income of $113,000 account for this decline. Generally, management fees and rental income decline as operations of the Casino decline. The decline in interest income during the year ended 1995 is the result of the repayment of an outstanding note receivable from an affiliate of the Company's joint venture partner totaling approximately $1,500,000 on which the Company was earning 10% interest. The major portion of this note was repaid during the first quarter of 1996, with the remaining balance repaid during the second quarter. Additionally, throughout 1996 the Company expended funds on development efforts required for the Jacobs project. As the Company expends funds on other projects, particularly the Jacobs project (see below), interest income will continue to decline.

       Other components of the Company's revenue, which declined in the fiscal year 1996 as compared to the fiscal year 1995, were management fees and rental income. Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually as the volume of business of GHV increases or decreases, the management fee earned by the Company will fluctuate accordingly. However, as costs and expenses of the Casino for the year ended 1996 declined by approximately

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

$757,000 and the net revenue generated by the Casino decreased by $1,583,000, the management fee earned by the Company for the current year, after elimination of the amount of such fee attributable to the Company's 50% interest in GHV, declined by $67,000.

       The Company and its joint venture partner are the co-owners of the land underlying the Casino. The GHV agreement provides that the Casino pay a monthly land rental fee equivalent to 7% of its net gaming revenues (i.e., 3 1/2% to the Company and 3 1/2% to its joint venture partner). Rental income attributable to the land underlying the Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the GHV. The Company's rental income for the current year was approximately $15,000 less than the year ended 1995. While net gaming revenues of the Casino for the current year declined by approximately $1,583,000 as compared to last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

       The other principal revenue account of the Company is the parking fees it receives from GHV for the use of Millsites 30, 31, and, during 1996 on an as needed basis, Millsite 32, as parking for the patrons of the Casino. In November 1995, the Company agreed to allow the use of Millsite 32 for parking, on a trial basis, for a monthly charge of $10,000 to determine if the additional parking on Millsite 32 was warranted. GHV utilized Millsite 32 during January and February, however, as the Company started conducting pre-development work on Millsite 32 during March, parking has not been available on Millsite 32 since that time. Additionally, the Business Improvement District's ("BID") efforts in the City during 1996 caused the Company to lose some parking on Millsite 30 due to the temporary rerouting of Main Street onto the Company's property. Accordingly, the amount the Company charged the Casino was reduced by the number of spaces lost to the City for the construction on Main Street. The Company has not committed to any long term parking arrangements for the use of Millsites 30, 31 and 32 with the Casino due to the development efforts currently underway with the Jacobs project (see discussion below).

       Costs and Expenses

       Total compensation and related costs increased for the year ended December 31, 1996 by approximately $132,000 due principally to a negotiated severance package with the Company's former General Manager of the Casino of $50,000, compensation for the Company's new CEO for one month of $12,500, a marketing consultancy agreement of approximately $50,000 and other increases of $19,500; other general and administrative costs declined by approximately $165,000 and interest costs declined by $144,000 for an overall decrease in costs and expenses from recurring operations of approximately $177,000 for the year ended December 31, 1996 as compared to the comparable year of 1995.

       During late 1995 and 1996 the Company incurred approximately $345,000 in costs in attempting to secure a gaming concession in Mexico. The Company deferred writing off these costs until it became known that the possibility of securing a Mexican gaming license was not practical or on the horizon. The Mexican legislature was rumored to be set to approve gaming within Mexico at several times during 1996, however this did not occur. In the fourth quarter of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


1996, the Mexican legislature deferred any further decision making until sometime in 1997 or later. The Company chose to write these costs off during the fourth quarter of 1996 as it does not presently appear that any meaningful value will be realized from these costs in the foreseeable future. See also "Item 13--Certain Relationships and Related Transactions."

       Additionally, during the year ended December 31, 1996 the Company wrote off the costs of its patented table game known as "Prospector Jackpot Poker." The Company incurred approximately $148,000 of costs in developing, patenting and test marketing this game during the past two years. During the fourth quarter of 1996 and the first quarter of 1997, the Company was unable to secure any approvals for test marketing the game in Mississippi as it had previously hoped. Additionally, the Company obtained approval for the game in Colorado and conducted live play at the Casino to determine if a market existed for the game in Colorado. The results of that effort led the Company to conclude that the present market for this table game is very limited and accordingly it wrote these costs off during the fourth quarter of 1996. The Company, may in the future attempt to re-introduce the game in new and emerging markets if that opportunity should present itself, however no assurance can be given in this regard.

            Equity in Earnings of Gilpin Hotel Joint Venture ("GHV")

       By virtue of the Company's 50% ownership of GHV, generally accepted accounting principles require the Company to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company receives other revenue from GHV, as discussed above, equity in earnings of joint venture accounts for substantially all of the Company's income before income taxes. The following discussion relates to the operation of the Casino and serves to explain changes in the equity in earnings of joint venture in the Company's Consolidated Financial Statements. See the separate financial statements of the Gilpin Hotel Venture under Item 8 herein.

       During the year ended December 31, 1996 the Casino's total revenues decreased by approximately $1,334,000 (4%), however when combined with an increase in complimentary/promotional allowances of $249,000, the net decrease in the revenues of the Casino is $1,583,000. Total expenses of the Casino decreased by approximately $757,000 (3%) resulting in a net decrease in the net income of the Casino in 1996 of approximately $826,000, or 26% compared to 1995.

       The most significant reason for the decrease in the total revenues of the Casino is the result of a decrease in win from slot machine play. Slot win is calculated by adding drop, (moneys wagered and retained by the Casino), less jackpots and fills, (pay outs to customers and restocking of coins to be paid out of the slot machines). In 1996 drop increased when compared to 1995; however when reduced by jackpots and fills, the result was a decrease in slot win of $1,320,000 compared to 1995. The net slot win decrease combined with the increased win in table games and the OTB of $52,000, a decrease in food and beverage revenue of $66,000, and an increase incomplimentary/promotional allowances of $249,000, approximates the total decrease in revenues of $1,583,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


       The approximate decrease of $757,000 in Casino expenses is due principally to a decline in labor and employee benefits costs of $319,000, food costs of $173,000, parking fees of $153,000, property taxes of $79,000, progressive jackpot expense of $112,000 and bad debt expense of approximately $100,000. Variable expenses related to slot win including gaming taxes, rent and management fees were reduced by $312,000, $71,000 and $146,000, respectively. Increases in expenses include marketing costs of $285,000, contract labor of $135,000, depreciation of $97,700, interest expense of $195,000 and other net costs and expenses decreased by $5,000.

       The competitive environment in the Black Hawk/Central City gaming districts increased significantly during 1995 and continued into 1996. The Casino implemented many new programs and continues to revise its marketing packages in an effort to maintain a level of competitiveness as well as its market share. During 1997 the Casino is planning several capital expenditures to improve the interior of the Casino. The Casino has hired an interior design firm which has provided many recommendations including the installation of new carpet on the main floor of the Casino, placement of mirrors, improved lighting and a newly designed main floor cage. Additionally, the Casino is revising its menus and providing increased service in its food and beverage department.

       In the opinion of management, the Casino's operations for the year ended December 31, 1996 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. The Casino's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier) averages for slot machines and table games remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

       Impact on Operations of the Company Due to Planned Construction

       The City of Black Hawk through its Business Improvement District (BID), began constructing significant improvements to Main Street in Black Hawk during most of 1996 but discontinued operations in November 1996 due to mountain weather conditions. The BID intends to recommence construction in front of the Casino beginning in March 1997. The BID is making these improvements on behalf of the City to ultimately benefit all casinos on Main Street. When the BID discontinued construction in November it was running approximately 1 year behind schedule. Presently, the anticipated completion date of the Main Street project is projected to be Labor Day 1997. The Company's operations for 1996 have been adversely affected by the BID construction and it is anticipated that operations will again be adversely affected when construction recommences in March 1997.

       As discussed above, until approximately June 1996, the date on which construction efforts began on the Jacobs project, Millsites 31 and 32 were used as parking for patrons of the Casino. In addition, 44,000 square feet of the eastern portion of Millsite 30 is committed to the Jacobs project and therefore will not be available for patron parking for the Casino commencing in the fourth quarter of 1997. When such parking is no longer available to the Casino, it will more than

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


likely have a materially adverse effect on the Company's results of operations. See Item 1 "Business--Competition."

       The Company's share in the equity in earnings of the joint venture will more than likely decline as a result of reduced business at the Casino resulting from the reduction of parking spaces available to the Casino as well as the construction resulting from the BID. The Company has proposed to its joint venture partner of the Casino that a parking structure be developed and constructed on the jointly owned Millsite 29 and on the approximately 19,000 remaining square feet of the uncommitted portion of the Company's Millsite 30. Additionally, during the period of reduced parking for the Casino, several of the larger competing casinos in the Black Hawk gaming district have developed a significant number of parking spaces for their casino patrons.

       Income Taxes

       The income tax expense for the year ended 1996 is based upon a combined federal and state tax rate approximating 39%. The Internal Revenue Service
(IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement of findings in GHV's 1992, 1993 and 1994 income tax returns which will increase the amount of taxable income allocated to the venturers by approximately $128,000, $62,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the venturer's by approximately $40,000. The findings represent principally temporary differences, which will reverse in future years.

       Net Income Per Share of Common Stock

       Results of operations for the year ended December 31, 1996 yielded net income per common share of approximately $.41 based on weighted average shares outstanding of 2,527,000, while earnings per share for 1995 were approximately $.65 based on weighted average shares outstanding of 2,578,000. In connection with the purchase of Millsite 32, the Company issued 100,000 shares of its common stock subject to a put option to the Company. These shares have been sold back to the Company by the holder, at the rate of 12,500 shares per quarter for two years. During the years ended December 31, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $20,816 and $93,167, respectively, represents the period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the computation of the net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The respective effect of the accretion of the discount of $20,816 and $93,167 for the years ended December 31, 1996 and 1995 was $.01 and $.03, respectively.

       Year ended December 31, 1995 compared to the year ended December 31,
       1994

       Income before income taxes for the year ended December 31, 1995 is lower than 1994 by approximately $1,005,000, or a 26% decline. The principal cause for the reduction in the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Company's income before income taxes for 1995 is due to an approximate $707,000 decline in the Company's share in the equity in earnings of Joint Venture. The following is a discussion of the reasons for this decline as well as for the various other changes in the components of the Company's consolidated statements of operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

       Revenues

       The total revenue of the Company increased only slightly during the year by approximately $82,000 or 6%. The Company experienced a decrease in the management fees it receives from GHV of $51,000, or 12%. The management fee is computed based upon 11% of the defined annual net profits of the various departments of GHV's operations. Current period costs and expenses of GHV increased and revenues remained flat, and therefore management fees earned by the Company during 1995 declined as compared to 1994. Management fee income is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture.

       The Company and its Joint Venture partner are the co-owners of the land underlying the Casino and the Joint Venture agreement provides that GHV pay a monthly land rental fee to each Venturer totaling 7% (3.5% each) of the net gaming revenues of the Casino. Rental income attributable to the land underlying the Casino is also reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture. The Company's rental income for 1995 was down slightly as compared to 1994, by 4% or $21,000.

       The other principal revenue account of the Company is the parking fees it receives from the Joint Venture for the use of Millsites 30, 31 and Millsite 32, as parking for the patrons of the Casino. The base monthly parking charge for the use of Millsite 30 was increased to $50,000 per month in November of 1994 retroactive to the beginning of 1994, and for all of 1995. In addition, in February of 1995 the Company began charging an additional monthly fee to the Joint Venture for the use of Millsite 31, at a rate of $9,202 per month which is the same per car per day rate charge used on Millsite 30. In November 1995, the Company agreed to allow the use of Millsite 32 for parking on a trial basis for a monthly charge of $10,000 to determine if the additional parking for the use of Millsite 32 was warranted for the benefit of the Casino and its patrons. Parking revenues to the Company amounted to approximately $357,000 in 1995, after elimination of the amount of fees attributable to the Company's 50% interest in the Joint Venture.

       The remaining portion of the Company's revenue is the result of interest income it receives on temporary cash investments and on its note receivable from Gilpin Gold, Inc. (GGI), which is an affiliate of the Company's Joint Venture partner in GHV. Interest income for 1995 is higher than 1994 by approximately $97,000. During the fourth quarter of 1994 the Company advanced $1,495,000 to GGI in order to effectuate the closing for the purchase of the Pick-A-Dilly Casino. During all of 1995 the Company earned 10% on this note, plus a fee for having made the loan to GGI, which was at a significantly higher rate than the Company was able to earn on its other funds.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


       Costs and Expenses

       Total compensation and related costs increased for the current year by $106,000 (21%), other general and administrative costs rose by $112,000 (27%) and interest expense increased $162,000 (152%), resulting in an overall increase in costs and expenses for 1995 of $380,000 (36%) as compared to 1994. Principally, compensation and related costs for 1995 increased since the Company hired a key executive in August 1994 whose compensation for 1995 reflect a full year as compared to 1994 which reflects four months. General and administrative costs have risen due to the Company's increased level of activity as it seeks diversification to other markets. Interest costs are higher than the prior year due to a higher level of debt, resulting primarily from the acquisition of Millsite 32 in late December 1994. Additionally, the Company acquired Millsite 31, which was partially financed by $1,200,000 of seller debt, in the third quarter of 1994.

       Equity in Earnings of Joint Venture

       While the Casino's total revenues declined only slightly by $26,000, the complimentary/promotional allowances incurred during 1995 as compared to 1994 declined by $253,000. Hence, the Casino's net revenues for 1995 show an increase of $227,000 as compared to 1994. The 1995 costs and expenses rose by approximately $1,612,000 or 7%, which when combined with the net increase in the net revenues of the Casino of $227,000 referred to above, accounts for the decline in 1995 net income, as compared to 1994, of approximately $1,385,000 or 30%

       In the opinion of the Company, the most significant reason for the increase in the total costs and expenses of the GHV, was the changing environment and the high level of competition within the Black Hawk/Central City gaming districts. Competition in this Colorado gaming district has increased significantly since gaming commenced and continued to rise in 1995. The first quarter of 1995 was impacted by the opening of the first major hotel/casino in the Black Hawk/Central City market place. The third quarter of 1995 represented the first quarter for the opening of a 400 plus gaming device casino next door to the Gilpin. The addition of these new facilities, as well as the overall competitiveness within the market place, resulted in GHV incurring higher costs for labor, marketing and operations. Additionally, competitors continued to expand their promotional packages, increase their parking availability and/or construct new parking facilities in an effort to compete for GHV's customers. GHV responded to these marketing challenges through the development of its own marketing strategies and the implementation of new and more aggressive programs as well as hiring additional personnel to improve customer service.

       The Casino began efforts during 1995 to reduce the amount of complimentary/promotional allowances given to patrons. The complimentary/promotional allowances for 1995 aggregating$1,143,000 and $1,396,000 for 1994 represent retail prices and are reflected in food and beverage revenues. Generally, it is the Casino's goal to break even on its food and beverage operation without regard to complimentary/promotional allowances. Excluding complimentary/promotional allowances, net costs of the food and beverage operation for 1995 increased by $134,000 over 1994. This represents an approximate 5% increase in food and beverage costs, and is principally

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


due to overall higher labor and food costs attributable to various food promotions held at the Casino in 1995.

       In addition to the increase in the food and beverage costs discussed above totalling $134,000, the principal areas accounting for the increase in the current years total cost and expenses of $1,612,000 lie in the following areas. During 1995, the Joint Venture incurred an additional $621,000 in employee labor costs compared to 1994. Throughout the year the Joint Venture implemented new marketing packages to maintain its existing player base, however, this effort proved somewhat unsuccessful. The incremental costs of additional personnel to coordinate, manage and operate efforts such as weekly slot machine tournaments did not provide meaningful benefits to revenues. Additionally, early in 1995 GHV completed combining the Gilpin Hotel Casino with the Pick-A-Dilly Casino, which was purchased in November 1994. In connection therewith, GHV continued employment of many former Pick-A-Dilly employees through the first quarter of 1995, in anticipation of increased activity resulting from the combined structures. This, however, did not occur and accounts for some of the increase in the payroll costs for 1995 over 1994.

       Other increased costs during 1995 included charges for depreciation and amortization of $513,000 due to the acquisition of the Pick-A-Dilly Casino, interest expense of $322,000 due to the debt incurred to acquire the Pick-A-Dilly Casino, an increase of $155,000 in device fees paid to the City of Black Hawk as a result of approximately 200 additional machines utilized in the Pick-A-Dilly Casino, utility costs of $96,000, property taxes of $139,000, parking fees of $140,000, legal and licensing costs of $36,000, property and casualty insurance of $69,000 and an increase in all other costs of approximately $180,000. While many costs of GHV increased, GHV realized significant decreases in some costs during 1995 compared to 1994. Specifically, slot rental expenses were reduced by $500,000 due to the paid-up status of most of GHV's slot machine leases. During 1993 and 1994, GHV advanced a total of approximately $303,000 to a casino in Central City. GHV's intentions were to market and develop an exclusive slot-player facility catering to specifically identified customers of GHV. In December 1994, despite continued efforts to market and develop such a club, the Policy Board of GHV decided to abandon its efforts and wrote-off the advances to the casino and terminated the relationship due to the casino's poor operating performance. These decreases in costs in 1995 as compared to 1994, when combined with the previously mentioned cost increases, account for the net increase in GHV expenses of approximately $1,612,000.

       During 1995, GHV's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines (fills), plus monies collected from table games and deposited with the cashier) averages for slot machines and table games continued to remain in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

       In November, 1994, GHV installed an off-track-betting (OTB) facility near one of its restaurants in the Casino. The OTB facility opened in February 1995. Through December 31, 1995 the facility produced a loss of approximately $69,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


       Net Income Per Share of Common Stock

       Results of operations for 1995 yielded net income per common share of $.65 based on weighted average shares outstanding of 2,579,000 as compared to earnings per share for 1994, which were $1.00 based on weighted average number of shares outstanding of 2,502,000. The effect of an accretion of discount of $93,167 discussed below served to decrease 1995 net income per common share by approximately $.04.

       During 1995, a portion of the Company's cost related to common stock subject to put options, $93,167, is 1995's accretion of the difference between the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, 1995's computation of net income per common share reflects this amount as a deduction from net income only when computing net income per common share.

       See Note 8 to the Consolidated Financial Statements for pro forma information regarding certain stock options and their accounting treatment under Statement of Financial Accounting Standards No. 123.

EARNINGS BEFORE INTEREST, FEDERAL AND STATE TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

       The Company's earnings before interest, federal and state income taxes, depreciation and amortizations (commonly referred to as "EBITDA") is set forth below:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


                                                   Year Ended December 31,
                               ------------------------------------------------------------------
                                    1996         1995         1994           1993         1992
                                    ----         ----         ----           ----         ----
Net income                     $1,046,941    $1,773,247   $ 2,493,807    $ 3,128,604    $ 134,539

Add back:
 Interest expense                 124,260       268,119       106,067        244,835      137,608
 Federal and state
  income taxes                    735,893     1,085,595     1,370,282      1,599,000       75,000

 One-half of interest
  expense of the
  Joint Venture                   263,827       166,214            --             --           --
 One-half of depreciation
  and amortization
  expense of
  GHV and 100%
  of the Company's
  depreciation and
  amortization
  expense                         619,023       565,174       308,600        224,018       38,000
                               ----------    ----------   -----------      ---------     --------

Earnings before interest,
 federal and state taxes,
 depreciation and
 amortization
 (EBITDA)                      $2,789,944    $3,858,349   $ 4,278,756    $ 5,196,457    $ 385,147
                               ==========    ==========   ===========    ===========    =========


       While the company believes that EBITDA is a relevant and commonly used measure of operating performance for a gaming company, it does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of its ability to fund cash needs. EBITDA should not be considered as an alternative to net income or as an alternative to cash flow as a measure of liquidity.

       Due to the Company's method of accounting for its equity ownership in the GHV, several adjustments are necessary to arrive at EBITDA for the Company. The above table, after giving effect to these adjustments, indicate a decline in the Company's EBITDA during the current year of approximately $1,068,000 as compared to 1995. Generally, the decline in the current year EBITDA is attributable to a decrease in equity of earnings of GHV, excluding the portion of decrease attributable to depreciation and interest. The impact of GHV's operating results on EBITDA was partially offset by a decline in the amount of federal and state income taxes due to a lower amount of taxable income realized in the current year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


LIQUIDITY AND CAPITAL RESOURCES

       GENERAL. Net cash provided by operating activities was $668,000 for the year ended December 31, 1996 compared to net cash provided by operating activity of $175,000 for the comparable year ended 1995.

       Net cash flows provided by investing activities for the year ended December 31, 1996 was $728,000 and were primarily the result of distributions from GHV of $2,071,000 and loan repayments of $1,336,000 offset by the combination of development costs related to the Jacobs project of $3,600,000, capitalized interest of $124,000 and other uses of $469,000. During the year ended December 31, 1995, the Company provided cash of $790,000 by investing activities, principally due to distributions from GHV of $1,100,000 and the receipt of payments from Gilpin Ventures, Inc. on return of investment of $90,000, offset by contributions to capital of GHV totaling $123,000; and other expenditures on projects and land improvements totaling approximately $413,000.

       The net cash provided by financing activities during 1996 amounted to $2,401,000 and is principally the result of the sale of stock, net of related costs, and the proceeds from the sale of a convertible note to a shareholder, aggregating net proceeds of $2,274,000, reduced by payments on long-term debt of $803,000 and $565,000 in costs incurred to acquire treasury stock. Financing activities used $1,139,000 of cash in 1995, principally for the repayment of the Oklahoma City land note totaling $450,000, payments on long-term debt totaling $138,000 and acquisition of treasury stock of $551,000.

       The Company's principal sources of capital consist of cash flow distributions from GHV and cash generated from its rental and management operations and contributions to its subsidiary by the minority owner of the subsidiary. As of December 31, 1996 the Company had working capital of $4,396,000 as compared to $2,965,000 at December 31, 1995. In 1996 the Company received $2,071,600 of distributions from GHV. Of this amount, $1,246,600 is the result of the distribution of loan proceeds and $825,000 is the result of profit distributions. During the first half of 1996 GHV borrowed approximately $2,125,000, secured by the majority of the equipment at the Casino.

       The Company believes its current working capital position and distributions from GHV, as well as the additional proceeds from the sale of convertible notes and/or stock pursuant to the Jacobs transaction, discussed below and aggregating up to $4,500,000 at December 31, 1996, will be sufficient to meet the Company's short term requirements, which are operating expenses, principal and interest payments on indebtedness and capital contributions required by the Jacobs project prior to securing permanent project financing. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


       JACOBS PROJECT. In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. After many changes, the current plan for the Jacobs project is a 50 to 60 room hotel/casino, with three floors of underground parking for approximately 500 cars plus a two-story overflow parking facility on approximately 44,000 square feet of Millsite 30 into the Jacobs project.

       In December 1996 the Jacobs project gave the contractor "notice to proceed" with limited construction pending securing of permanent financing. On February 27, 1997 the Jacobs project obtained its excavation/foundation permit from the City of Black Hawk and closed its financing with Wells Fargo Bank for a $40,000,000 construction loan effective as of March 7, 1997. Generally, the term of the loan is 5 years, with interest floating at approximately 3.5% above the LIBOR rate (a total rate of interest of 9% at December 31, 1996). Principal payments are due quarterly beginning at the end of the first quarter after the project is open, which is presently anticipated to be May 15, 1998. Since the commencement of the project, the Company has funded its share of the Jacobs project costs, totaling $2,272,000, excluding certain land costs, through December 31, 1996 ($3,217,500 through March 10, 1997) as well as an additional $297,000 in costs which were incurred prior to formation of the Jacobs project, out of current working capital and/or funds generated by operations. Presently, the total project costs, including land costs, are estimated to be approximately $67,000,000.

       Under the terms of the credit facility agreement described in Item 1 above, the Company must contribute $15 million in equity to the Jacobs project for its 75% interest before disbursements under the facility will be made by the lender. It is anticipated that this commitment will be met from the contribution of certain land ($3,600,000), credit for development costs already paid ($3,200,000), unfunded commitments of Jacobs ($4,500,000) and other officers and directors ($750,000) and current working capital ($2,950,000). As the result of using most of its current working capital, the Company may find it necessary to seek additional sources of either debt or equity financing.

       INVESTMENT OF CAPITAL INTO THE COMPANY BY JACOBS ENTERTAINMENT, LTD. On November 12, 1996 the Company concluded a financing arrangement ("Agreement") with Diversified Opportunities Group Ltd. (DOGL), an affiliate of Jacobs Entertainment Inc. (this company and its affiliates are referred to herein collectively as "Jacobs"). Jacobs has joined with the Company in the development of a major hotel/casino in Black Hawk, Colorado. The Jacobs project is owned by Black Hawk/Jacobs Entertainment LLC in which the Company owns a 75% interest and Jacobs a 25% interest.

       Under the Agreement, the Company issued 190,476 shares of its restricted common stock for $1,000,000 ($5.25 per share) and also issued a $1,500,000 promissory note convertible, as discussed below, into shares of the Company's Common Stock at $5.25 per share. Further, DOGL is committed to advance up to an additional $4,500,000 on the same basis when funds are needed by the Company to meet its share of Jacobs project costs. In addition, the agreement provides for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


existing officers and directors of the Company to purchase up to $750,000 of convertible notes under terms similar to those offered to Jacobs.

       The conversion feature with respect to the second note (also at $5.25 per share) was approved by the shareholders of the Company at a special meeting held on January 13, 1997. In addition, conversion of all of the notes (including those purchased by current officers and directors) is subject to the satisfactory resolution, in DOGL's sole but reasonable discretion, of an investigation which is being conducted with respect to certain previous activities of the Casino. The Gilpin Hotel Casino has been investigated by the Colorado Division of Gaming ("Division") regarding certain of its check cashing and debt collection practices. These practices are being scrutinized in light of Colorado law that prohibits the extension of credit by gaming licensees to any person for the purpose of engaging in limited gaming. The statute containing this prohibition has been ruled unconstitutional in an unrelated action before the Gilpin County Court, and that decision is being appealed to higher courts. The Gilpin Hotel Casino has not yet been advised as to the status or possible conclusion of the Division's inquiry into this matter. If an extension of credit is found to have occurred, the Casino and/or the Company, as manager, could be subject to criminal and administrative penalties, including fines, temporary closure of the Casino, license suspension or revocation, or incarceration for individuals involved. However, the Colorado Limited Gaming Control Commission has scheduled a rule making proceeding to establish standards for the parameters of "extension of credit" not otherwise apparent from the face of the gaming statutes or existing regulations. The Casino intends to vigorously contest any actions brought by the Division in the foregoing regard, but the outcome of this matter is not presently determinable.

       DISPUTED ISSUES BETWEEN THE COMPANY AND ITS JOINT VENTURE PARTNER OF THE CASINO. The recoupment provision of the GHV agreement has provided the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay approximately $1,244,000 at December 31, 1996 for its proportionate share of the development cost incurred to construct the Casino (the "recoupment account") out of 40% of its share of the after tax profits of the Casino, if any. There were no repayments against the recoupment account during 1996. The Company's joint venture partner (GVI) is withholding payment against this recoupment account and is disputing certain expenses paid by, and distributions made to the Company. The Company has made several requests of GVI to prepare a detailed listing of the dates, description and amounts of the disputed items, however the Company has not received any such explanation. The Company intends to institute arbitration proceedings to pursue collection of the amounts due pursuant to the recoupment account estimated at $200,000 through March 15, 1997.

       Additionally, the joint venture agreement with GVI provides that certain performance standards be met by the Company as the general manager of the Casino. Among other things, it provides that if for two consecutive quarters the total revenues or net income of GHV are not at least 80% of budgeted amounts for the current year, the management agreement is subject to review by the venture's Policy Board. During the second, third and fourth quarters of 1996 the net income of GHV was less than 80% of budgeted amounts for the respective periods. If the Policy Board deems the failure to meet the standard is not the result of extenuating circumstances, and

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


the parties disagree, the matter will be immediately submitted to arbitration. As discussed above, the Company believes that the activities of the BID have had a significant and substantial adverse effect on the operations of GHV during 1996. Accordingly, the Company does not presently anticipate that the management agreement will be subject to review by the Policy Board of GHV. However, under the terms of the Joint Venture agreement the Company's management contract with GHV expires on June 30, 1997 and is subject to review by the Policy Board for another five year term. At the date of this Report the Company can give no assurance that its management contract will be renewed.

Item 8.  Financial Statements and Supplementary Data.


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                  PAGE

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.:
   Independent Auditors' Report                                                    F-1
   Consolidated Balance Sheets - December 31, 1996 and 1995                        F-2
   Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994                                              F-4
   Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1996, 1995 and 1994                                        F-5
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                                              F-6
   Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1996, 1995 and 1994                                        F-7

GILPIN HOTEL VENTURE:

   Independent Auditors' Report                                                   F-19
   Balance Sheets - December 31, 1996 and 1995                                    F-20
   Statements of Income for the Years Ended December 31, 1996, 1995
     and 1994                                                                     F-21
   Statements of Venturers' Investments and Advances for the Years
     Ended December 31, 1996, 1995, and 1994                                      F-22
   Statements of Cash Flows for the Years Ended December 31, 1996,
     1995 and 1994                                                                F-23
   Notes to Financial statements for the Years Ended December 31, 1996,
     1995 and 1994                                                                F-24

All schedules are omitted as they are either inapplicable or the information required by the schedules is presented in the Company's consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Black Hawk Gaming & Development Company, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP
----------------------------
DELOITTE & TOUCHE LLP

March 14, 1997 (except for Note 14, as to which the
   the date is March 27, 1997)
Denver, Colorado

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

ASSETS                                              1996             1995

CURRENT ASSETS:
  Cash and cash equivalents                     $ 4,531,355       $ 2,189,648
  Accounts receivable:
    Gilpin Hotel Venture                             78,865           104,235
    Other                                             2,071            31,111
  Income taxes receivable                           325,100            45,367
  Note receivable - Gilpin Gold, Inc.                               1,335,971
  Deferred tax asset                                 79,267           109,867
                                                -----------       -----------

      Total current assets                        5,016,658         3,816,199

INVESTMENT IN AND ADVANCES TO GILPIN
  HOTEL VENTURE                                   3,966,645         4,858,270


LAND:
  Leased to Gilpin Hotel Venture:
    Casino ground                                 1,967,689         1,967,689
    Millsite 29                                     791,801           791,801
  Held for development:
    Oklahoma                                        579,049
  Under development:
    Millsite 30                                   1,466,317         1,466,317
    Millsite 31                                   2,418,754         2,418,754
    Millsite 32                                   3,568,234         3,568,234
                                                -----------       -----------

      Total land                                 10,791,844        10,764,493

PROJECT DEVELOPMENT COSTS                         4,699,513           594,361

OTHER ASSETS, net                                    49,335           234,998
                                                -----------       -----------

TOTAL                                           $24,523,995       $20,268,321
                                                ===========       ===========


See notes to consolidated financial statements.                    (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                              1996          1995

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $   495,786   $    47,520

  Current portion of long-term debt                                               124,496       802,980
                                                                              -----------   -----------

      Total current liabilities                                                   620,282       850,500


NONCURRENT LIABILITIES:
  Convertible note payable to shareholder                                       1,500,000
  Long-term debt                                                                2,251,639     2,376,655
  Deferred tax liability                                                           61,506
                                                                              ------------  -----------

      Total liabilities                                                         4,433,427     3,227,155
                                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                               137,499       666,667


MINORITY INTEREST                                                               1,793,500

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized; 2,672,043 and
    2,534,567 shares issued and outstanding, respectively                           2,670         2,534
  Additional paid-in capital                                                   10,470,306     9,728,751
  Retained earnings                                                             7,686,593     6,643,214
                                                                              -----------   -----------
                                                                               18,159,569    16,374,499

                                                                              -----------   -----------
Total stockholder's equity                                                    $24,523,995   $20,268,321
                                                                              ===========   ===========


                                                                     (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                            1996         1995         1994
REVENUES:
  Gilpin Hotel Venture:
    Management fees                     $  316,828    $  383,901   $  435,025
    Rental income                          436,264       451,558      472,449
    Parking lot operation                  322,607       357,547      300,000
  Interest                                 188,188       300,649      203,836
                                        ----------    ----------   ----------

      Total operating revenues           1,263,887     1,493,655    1,411,310
                                        ----------    ----------   ----------

COSTS AND EXPENSES:
  Compensation and related costs           754,173       621,984      515,803
  Impairment writedown                     492,992
  Other general and administrative         365,263       530,639      418,500
  Interest                                 124,260       268,119      106,067
                                        ----------    ----------   ----------

      Total costs and expenses           1,736,688     1,420,742    1,040,370
                                        ----------    ----------   ----------

EQUITY IN EARNINGS OF JOINT VENTURE      2,255,635     2,785,929    3,493,149
                                        ----------    ----------   ----------

INCOME BEFORE INCOME TAXES               1,782,834     2,858,842    3,864,089

INCOME TAXES                               735,893     1,085,595    1,370,282
                                        ----------    ----------   ----------

NET INCOME                              $1,046,941    $1,773,247   $2,493,807
                                        ==========    ==========   ==========

NET INCOME PER COMMON SHARE             $     0.41    $     0.65   $     1.00
                                        ==========    ==========   ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     2,527,423     2,578,806    2,502,083
                                        ==========    ==========   ==========


See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                  ADDITIONAL    RETAINED
                            PREFERRED STOCK    COMMON STOCK        PAID-IN      EARNINGS     TREASURY STOCK
                            SHARES   AMOUNT   SHARES    AMOUNT      CAPITAL     (DEFICIT)   SHARES      AMOUNT

BALANCES,
JANUARY 1, 1994                              2,361,826  $2,362   $ 8,676,819   $2,643,208
Issuance of shares upon
  exercise of options,
  including tax benefit
  of $378,000                                  150,000     150     1,127,850
Acquisition of treasury                                                                     25,659   $(307,900)
shares
Issuance of shares for
services                                         7,500       8        82,492
Stock issued for land
acquisition                                    100,000     100     1,099,900
Common stock subject to
  put options                                                       (986,000)
Constructive retirement of
 treasury shares (Note 8)                      (25,659)    (26)      (94,271)    (213,603)  25,659     307,900
Net income                                                                      2,493,807
                             ----     ----   ---------  ------   -----------   ----------  -------   ---------

BALANCES,
  DECEMBER 31, 1994                          2,593,667   2,594     9,906,790    4,923,412
Accretion of discount on
  common stock subject
  to put options                                                     (93,167)
Exercise of put options                                              412,500                37,500    (412,500)
Acquisition of treasury                                                                     21,600    (138,377)
shares
Constructive retirement of
  treasury shares (Note 8)                     (59,100)    (60)     (497,372)     (53,495) (59,100)    550,877
Net income                                                                      1,773,247
                             ----     ----   ---------  ------   -----------   ----------  -------   ---------


BALANCES,
  DECEMBER 31, 1995                          2,534,567   2,534     9,728,751    6,643,214
Accretion of discount on
    common stock subject
    to put options                                                   (20,816)
Exercise of put options                                              550,000                50,000    (550,000)
Acquisition of treasury                                                                      3,000     (15,085)
shares
Retirement of treasury
  shares (Note 8)                              (53,000)    (53)     (561,470)      (3,562) (53,000)    565,085
Issuance of shares, net
  of issuance costs                            190,476     189       773,841
Net income                                                                      1,046,941
                             ----     ----   ---------  ------   -----------   ----------  -------   ---------

BALANCES,
  DECEMBER 31, 1996             0     $  0   2,672,043  $2,670   $10,470,306   $7,686,593        0   $       0
                             ====     ====   =========  ======   ===========   ==========  =======   =========


See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                                    1996           1995           1994
OPERATING ACTIVITIES:
  Net income                                                                    $ 1,046,941    $ 1,773,247    $ 2,493,807
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                                                     6,359          5,717
    Equity in earnings of joint venture                                          (1,179,937)    (1,592,922)    (2,285,673)
    Deferred taxes                                                                   92,106         60,875        (48,365)
    Noncash compensation                                                                                           33,750
    Impairment writedown                                                            492,992
    Other                                                                           (13,477)
    Changes in operating assets and liabilities:
      Accounts receivable                                                            54,410        110,514        (90,929)
      Accounts payable and accrued expenses                                         448,266        (32,889)        42,352
      Income taxes receivable or payable                                           (279,733)      (149,367)    (1,284,597)
                                                                                -----------    -----------    -----------
        Net cash provided by (used in) operating activities                         667,927        175,175     (1,139,655)
                                                                                -----------    -----------    -----------


INVESTING ACTIVITIES:
  Maturities of long-term treasury bills                                                                        2,556,169
  Acquisition of land and land improvements                                         (27,351)       (22,665)    (3,866,021)
  Distributions from joint venture                                                2,071,562      1,100,000      1,950,000
  Advances to joint venture                                                                       (123,318)
  Payments received from Gilpin Ventures, Inc. on return of investment                              90,163        302,406
  Note receivable from Gilpin Gold, Inc.                                          1,335,971        159,029     (1,495,000)
  Payments of project development costs                                          (3,599,991)
  Capitalized interest                                                             (124,366)
  Effect on cash of consolidating Black Hawk/Jacobs Entertainment, LLC in 1996       85,503
  Other                                                                            (468,993)      (413,434)      (305,235)
                                                                                -----------    -----------    -----------
        Net cash provided by (used in) investing activities                        (727,665)       789,775       (857,681)
                                                                                -----------    -----------    -----------


FINANCING ACTIVITIES:
  Sale of common shares, net of offering costs                                      774,030
  Proceeds from exercise of stock options                                                                         442,100
  Acquisition of treasury stock and payments upon exercise of put option           (565,085)      (550,877)
  Payments on long-term debt and note payable                                      (803,500)      (587,841)      (131,871)
  Proceeds from issuance of convertible debt to shareholder                       1,500,000
  Minority interest contributions to majority-owned subsidiary                    1,496,000
        Net cash provided by (used in) financing activities                       2,401,445     (1,138,718)       310,229
                                                                                -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,341,707       (173,768)    (1,687,107)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      2,189,648      2,363,416      4,050,523
                                                                                -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 4,531,355    $ 2,189,648    $ 2,363,416
                                                                                ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                        $   248,626    $   268,119    $   106,067
  Cash paid for income taxes                                                        838,000      1,174,000      2,714,597
  Noncash investing and financing activities:
    Addition to debt due to land acquisitions                                                                   3,050,000
    Issuance of common stock subject to put options for land                                                      986,000
    Deferred tax benefit related to option exercise                                                               378,000
    Acquisition of treasury stock for exercise of stock options                                                   307,900
    Issuance of common stock for land                                                                             114,000


See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

1.    BUSINESS

      Black Hawk Gaming & Development Company, Inc. and subsidiaries (the Company) was incorporated on January 10, 1991 in Colorado to acquire gaming properties for development, joint venture and operation. The Company completed construction of the Gilpin Hotel Casino (the Casino) in Black Hawk, Colorado, in September 1992 and the Casino opened October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest (Note 3). In November 1994, GHV acquired an adjacent casino, joined it with GHV's existing casino, and placed it into operation in January 1995. In November 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk/Jacobs Entertainment, LLC (the LLC) for the purpose of developing and managing a hotel/casino project in Black Hawk, Colorado.

2.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The accompanying financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. (NAMC) and its 75% owned subsidiary Black Hawk/Jacobs Entertainment, LLC. The Company acquired NAMC in June 1994 for $50,000 in cash and a $450,000 noninterest bearing note financed by the former stockholder of NAMC. The note was paid in full in February 1995. NAMC's only significant asset is land in Oklahoma, which is being held for development. Pursuant to the agreements entered into in conjunction with the formation of the LLC, the Company will make total capital contributions of $15,000,000 to the LLC, which will result in a 75% interest in the LLC. As of December 31, 1996, the Company's contributions totaled $2,568,727 (Note 4). All significant intercompany transactions and balances have been eliminated in consolidation.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      OTHER ASSETS - At December 31, 1996, other assets consist primarily of furniture and fixtures. Depreciation and amortization are provided on the furniture and fixtures by the straight-line method over the estimated useful lives of the assets. Other assets are reported net of accumulated depreciation and amortization.

      JOINT VENTURE - The Company accounts for its investment in GHV under the equity method of accounting. All intercompany transactions have been eliminated to the extent of the Company's 50% interest in GHV.

      STOCK ISSUED FOR SERVICES - Common stock was issued to an officer in 1994 for services and was valued at market value as of the date awarded. Compensation and related costs in the statement of operations includes $33,750 for the year ended December 31, 1994, related to stock issued for services. The Company did not issue stock for services during 1996 or 1995.

      EARNINGS PER COMMON SHARE - Earnings per share is computed on the weighted average number of common shares outstanding adjusted for the dilutive effect of options and warrants outstanding during the periods presented. Net income in 1996 and 1995 was adjusted for accretion of discount on common stock subject to put options.

      Fully diluted earnings per share would include the effect of the convertible note payable to shareholder, however fully diluted earnings per share does not differ significantly from the primary earnings per share.

      EMPLOYEE STOCK COMPENSATION PLANS - The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees.

      USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
      Actual results could differ from those estimates.

      RECENTLY ISSUED ACCOUNTING STANDARDS- During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. The Company adopted SFAS as of January 1, 1996. See Note 13 for discussion of the impairment loss recorded during the year ended December 31, 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This Statement establishes new standards for computing and presenting earnings per share. This Statement is effective for financial statements issued in periods ending after December 15, 1997, including interim periods; early application is not permitted. The Company will adopt this Statement in the fourth quarter of 1997 and will restate all prior period earnings per share data presented as required. The Company has not yet determined the impact of adopting this Statement on its reported net income per share.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

3.    GILPIN HOTEL VENTURE

      In May 1991, the Company entered into an agreement to purchase a one-half interest in raw land known as Millsite 29 and an historic hotel property known as the Gilpin Hotel both in Black Hawk, Colorado for $1,125,000. In connection with the purchase of the property, the Company entered into a joint venture agreement (the Agreement) to form GHV with the owners of the remaining one-half interest in the properties, for the purpose of developing and operating a limited-stakes gaming and restaurant facility. Each party owns 50% of GHV. Under the Agreement, the Company has been appointed manager of the joint venture, with the exception of certain actions which require the consent of both joint venture partners.

      Pursuant to the Agreement, the Company was required to provide all development funds, as defined, for development, refurbishing and operations of the Casino. One-half of the development funds provided are recoupable by the Company out of 40% of the other venturer's net profits, as defined, after allowing for the other venturer's income taxes on such net profits. No recoupments will occur at any time there are net losses.

      In June 1993, the Company and GHV resolved various disagreements regarding several accounting matters relating to the development of the Casino. The settlement agreement, among other things, provided that the amount of the development account was to be $3,328,400, of which $1,664,200 is recoupable by the Company from its share of the joint venture partner's profits. The joint venture partner paid the Company $90,163 and $302,406 for its share of the development account during 1995, and the Company has not accrued any amounts receivable, and 1994, respectively. Since the first quarter of 1996 the joint venture partner has not made payments pending the resolution of additional disagreements regarding matters relating to the development and operation of the Casino.

      Under the terms of the joint venture agreement, the land and improvements are leased by GHV from the Company and an affiliate of Gilpin Ventures, Inc. for a monthly rental fee of 7% of gross gaming revenues, as defined. The Company operates the casino facility pursuant to a management agreement. The Company is paid a monthly management fee by GHV for operating the Casino. The monthly fee consists of 11% of the defined annual net profits from gaming, plus 3% of the adjusted gross sales and 10% of the defined annual net profits of the food and beverage operations. During the year ended December 31, 1996, the Casino's results of operations were below the performance levels established by the management agreement. As of December 31, 1996, the Company does not believe that it will be removed as manager of the Casino however under the terms of the joint venture agreement, the Company's management contract with GHV expires on June 30, 1997. The Company cannot give any assurance that its management contract will be renewed.

      Pursuant to agreements with its joint venture partner, the Company charged a monthly rental of $50,000 for 1996, 1995 and 1994, for usage of Millsite 30 as a parking lot for the benefit of casino customers. The Company expects to rent Millsite 30 at $50,000 per month until the fourth quarter of 1997, when construction related to the Black Hawk/Jacobs Entertainment, LLC will begin on Millsite 30. In addition, from February 1995 through September 1996 the Company charged an additional monthly parking fee to GHV for the use of Millsite 31 at a rate of $9,202 per month. In September 1996, this additional monthly parking fee arrangement was terminated and is not expected to be reinstated.

      Summarized balance sheet information of GHV at December 31, 1996 and 1995 is as follows:


                                                1996                1995

Current assets                               $ 2,712,283       $ 2,431,052
Gaming facility                                8,966,878         9,211,930
Goodwill                                       1,376,136         1,481,178
                                             -----------       -----------
    Total                                    $13,055,297       $13,124,160
                                             ===========       ===========

Current liabilities                          $ 2,681,137       $ 2,267,980
Long-term debt                                 5,161,792         3,860,561
Venturers' investments and advances            5,212,368         6,995,619
                                             -----------       -----------
    Total                                    $13,055,297       $13,124,160
                                             ===========       ===========



      Summarized income statement information of GHV for the years ended 1996, 1995 and 1994 is as follows:

                                             1996           1995           1994

Net revenues                             $ 27,951,521   $ 29,534,440   $ 29,307,985
Operating costs                           (14,439,944)   (15,097,455)   (14,833,149)
Marketing, general and administrative
  expenses                                 (9,396,004)    (9,788,366)    (8,972,070)
Depreciation and amortization              (1,228,045)    (1,130,349)      (617,482)
Write-off of advance to casino                                             (303,387)
Interest                                     (527,654)      (332,427)       (10,552)
                                         ------------   ------------   ------------
Net income                               $  2,359,874   $  3,185,843   $  4,571,345
                                         ============   ============   ============


      The Company's equity in earnings of GHV as reflected in the statements of income has been adjusted for elimination of the Company's share of fees and rentals it receives from GHV.

4.    BLACK HAWK/JACOBS ENTERTAINMENT, LLC

      In December 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado. After many changes and revisions, the current plan for the Jacobs project is a 50-60 room hotel/casino with three floors of under ground parking for approximately 500 cars. As a result of the refinements during the development process, it was decided to incorporate a two-story overflow parking facility for approximately 220 additional parking spaces on 44,000 square feet on Millsite 30 into the Jacobs project.

      On November 12, 1996, the Company entered into an agreement with Diversified Opportunities Group (Diversified), Inc. and BH Entertainment Ltd. (BH) (both affiliates of Jacobs) whereby Diversified, BH and the Company created the LLC in which the Company is a 75% member and the Jacobs affiliates are a 25% member. Under the agreement, the Company and Diversified are joint managers of the LLC. The Company's interest in the LLC is based upon expected total capital contributions of $15,000,000. In connection with the formation of the LLC, Diversified provided debt and equity financing to the Company as discussed in Note 7.

      As of December 31, 1996, the Company has contributed $2,568,727 to the LLC which represents 59% of the contributed capital, as defined, of the LLC as of year end. The Company is required to continue to contribute to the LLC until such time as its capital contributions are equal to its 75% ownership interest, at which time Diversified will resume contributions to the LLC as necessary. Diversified's interest in the LLC is reflected as minority interest in the accompanying balance sheet.

5.    LONG-TERM DEBT AND CONVERTIBLE NOTE

      Long-term debt and convertible note consists of the following at December 31, 1996 and 1995:

                                                                                        1996        1995
Convertible Note:
Note payable to shareholder; convertible into common stock at $5.25 per share;
  principal balance due in full, unless sooner converted, on November 12, 1998;
  interest at LIBOR (5.5% at December 31, 1996) plus 2% per annum due quarterly through November 12, 1998; secured by 100%
  of the Company's interest in the LLC (Note 7)                                       $1,500,000
                                                                                      ==========  ==========


Long-Term debt:
Notes payable; paid in November 1996                                                  $           $  688,253

Note payable; payments of $51,178, including principal and
  interest at 8% per annum, due quarterly through
  January 2005; secured by a first deed of trust on Millsite 32                        1,199,431   1,302,961
Note payable; payments of $8,805, including principal and
  interest of 8% per annum due monthly through September 2004 with the remaining principal balance of $1,054,472 due on October 1, 2004; secured by a first deed of trust on
  Millsite 31                                                                          1,176,266   1,187,342
Other notes payable                                                                          438       1,079
                                                                                       2,376,135   3,179,635
Less current portion                                                                     124,496     802,980
                                                                                      ----------  ----------

Total                                                                                 $2,251,639  $2,376,655
                                                                                      ==========  ==========


      Scheduled principal payments at December 31 are as follows:


1997                                                                                              $  124,496
1998                                                                                                 134,292
1999                                                                                                 145,369
2000                                                                                                 157,359
2001                                                                                                 170,340
Thereafter                                                                                         1,644,279
                                                                                                  ----------

Total                                                                                             $2,376,135
                                                                                                  ==========


6.    WARRANTS

      In conjunction with the common stock issued during the initial public offering in May 1993, the Company also issued Class A and B warrants. Four Class A warrants entitle the holder to purchase one share of

      $0.001 par value common stock of the Company at an exercise price of $10.00 per share. The warrants were exercisable at any time during the period May 13, 1993 (the date of the prospectus) to December 31, 1994 which was extended on two separate occasions with the current expiration date established to be June 30, 1997. The Company issued 954,500 Class A warrants corresponding to 238,625 shares of common stock subject to issuance upon exercise of the warrants. The Company has the right to redeem all of the Class A warrants at a redemption price of $0.05 per Class A warrant after providing 60 days prior written notice, subject to the following conditions: (i) the common stock of the Company is trading at a price of $12 or more; and (ii) the common stock was traded at or above such price for a minimum of 30 consecutive trading days ending within 15 days of notice of redemption.

      The terms and conditions applicable to the Class A warrants are also applicable to the Class B warrants with the following exceptions: (i) the exercise price of the Class B warrants is $12 per share of common stock;
      (ii) the minimum trading price of the Company's common stock as a condition to redemption must be $14.40 or more, and (iii) the expiration date of the Class B warrants is June 30, 1997.

      The Company issued warrants to purchase 83,000 shares of common stock at $10.20 to the underwriters of its initial public offering. The warrants will be exercisable at any time during the period of four years commencing May 1994. The warrants contain certain demand and piggyback registration rights. The Company also issued to the underwriters 83,000 Class A warrants and 83,000 Class B warrants which contain the same terms and conditions as the Class A and Class B warrants included in the units sold to the public, except that the underwriters' Class A and B warrants became exercisable in May 1994. The underwriters' Class A warrants are exercisable at $15.00 per share, and the underwriters' Class B warrants are exercisable at $18.00 per share.

7.    COMMON STOCK

      In connection with the LLC agreement, the Company issued 190,476 shares of its $.001 par value common stock to Diversified Opportunities Group, Inc. (Diversified) for $1,000,000 and convertible debt amounting to $1,500,000. The debt is convertible at $5.25 per share and is secured by a first priority lien on 100% of the Company's interest in the LLC. Interest on the note is at a variable rate per annum, computed based upon the London InterBank rate (LIBOR) plus 2% and is payable quarterly. The Company is also subject to an annual facility fee equal to 1/4 of 1% of the amount of the principal amount outstanding. Until the entire principal balance of the note is converted, the Company shall pay to Diversified a profit participation equal to 40% of the net cash flow, as defined, distributed by the LLC to the Company. Unless the debt is converted sooner, the balance of the note is due on November 12, 1998. Further, subject to approval by the Company's shareholders, Diversified agreed to purchase an additional $4,500,000 convertible note and certain officers and directors of the Company agreed to purchase 142,857 shares of Company common stock for $750,000 ($5.25 per share). Shareholder approval was obtained in January 1997. The notes are convertible at $5.25 per share by Diversified at any time into 1,142,857 shares of Company common stock.

      On December 30, 1994, the Company purchased Millsite 32 in Black Hawk, Colorado. Millsite 32 is an approximate 35,000 square-foot parcel of land between Millsites 31 and 34. The land was purchased from the bankruptcy court for $3.5 million in the form of $1,000,000 in cash, a $1,400,000 10-year note convertible into the Company's common stock at $20 per share and 100,000 shares of the Company's $.001 par value common stock. The stock can be put back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter over 2 years. The balance of the common stock subject to put options at December 31, 1996 and 1995 was $137,499 and $666,667, respectively. During 1996 and 1995 the holder put 50,000 and 37,500 shares to the Company for

      $550,000 and $412,500, respectively. On January 10, 1997, the final 12,500 shares were put back to the Company.

      Common stock acquired during 1995 and 1994 has been presented as constructively retired to reflect present Colorado Revised Statutes which provide that all shares of a company which have been reacquired are considered authorized but unissued shares. As a result, $550,887 and $307,900 which represents 59,100 and 25,659 shares acquired in 1995 and 1994, respectively, has been classified as a reduction of common stock, additional paid-in capital, and retained earnings. During 1996, all treasury shares acquired by the Company were formally retired.

8.    STOCK OPTION PLANS

      The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company. Under the terms of the 1994 Plan, as amended, 345,000 shares of the Company's common stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of the Company's common stock were reserved for issuance to key employees and other persons. At December 31, 1996, there were 67,500 shares available for future grants under the 1994 Plan and 170,000 shares were available for future grants under the 1996 Plan. Stock option transactions are summarized as follows:


                                                                              WEIGHTED
                                                                              AVERAGE
                                         NUMBER OF          EXERCISE       EXERCISE PRICE
                                          SHARES         PRICE PER SHARE       PER SHARE

Outstanding at
   January 1, 1994                       200,000        $ 5.00 - $ 13.00        $ 7.00
   Granted                               190,000        $10.00 - $ 11.00        $10.39
   Exercised                            (150,000)       $ 5.00                  $ 5.00
   Terminated                            (50,000)       $13.00                  $13.00
                                        --------

Outstanding at
  December 31, 1994                      190,000        $10.00 - $ 11.00        $10.39
  Granted                                110,000        $ 6.75 - $  7.45        $ 7.04
                                        --------


Outstanding at
  December 31, 1995                      300,000        $ 6.75 - $ 11.00        $ 9.17
  Granted                                682,500        $ 5.63 - $  6.19        $ 5.88
  Forfeited                              (57,500)       $ 6.75 - $ 10.00        $ 9.15
  Terminated                            (317,500)       $ 6.75 - $ 11.00        $ 8.57
                                        --------

Outstanding at
  December 31, 1996                      607,500        $ 5.63 - $  6.19        $ 5.79
                                        ========

      Grants issued to owners of more than 10% of the outstanding common stock of the Company are issued at 110% of fair market value at the date of grant and expire five years after the date of grant. Grants issued to owners of less than 10% of the outstanding common stock of the Company are issued at 100% of fair market value at the date of grant and expire ten years after the date of grant. Options granted to officers, directors, and employees under the 1994 Plan generally vest proportionately over three years on June 30 following the grant date. Options issued to officers, directors, employees and non-affiliated persons under the 1996 Plan generally vest proportionately over three years on each of the first, second, and third anniversary dates of the grant. The number of stock option shares exercisable at December 31, 1996 was 247,500. These stock options have a weighted average exercise price of $5.88 per share.

      On November 12, 1996, all options outstanding were canceled and reissued at the then-current market price, with the appropriate adjustments made for owners of more than 10% of the Company's outstanding common stock. This transaction resulted in the cancellation and reissuance of 307,500 options.

      As discussed in Note 1, the Company follows APB No. 25 for stock options issued to employees, rather than following Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, among other things, requires estimating the fair value of stock options using an option pricing model that considers factors specified by this SFAS, and recording compensation cost based on the estimated fair value of the stock options.

      Had compensation cost for the Company's plans been determined based on the fair value at the grant date of awards under those plans consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                            1996         1995
      Net income - as reported                           $1,046,941   $1,773,247
      Net income - pro forma                             $  761,134   $1,211,797

      Earnings per share - as reported                   $     0.41   $     0.65
      Earnings per share - pro forma                     $     0.30   $     0.47


      The weighted average fair value of the stock options granted during 1996 was $3.52. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996: risk-free interest rate of 6.00%; expected dividend yield of 0%; expected life of three to six years; and expected volatility of 73.88%. The outstanding stock options at December 31, 1996 have a weighted average contractual life of 7.92 years.

9.    INCOME TAXES

      Income tax expense includes the following current and deferred provisions at December 31, 1996, 1995 and 1994:


                                                          1996        1995        1994
       Current                                          $643,787   $1,024,720  $1,418,647
       Deferred                                           92,106       60,875     (48,365)
                                                        --------   ----------  ----------

       Total                                            $735,893   $1,085,595  $1,370,282
                                                        ========   ==========  ==========

      In addition, the Company realized a tax benefit of $378,000 in 1995 when holders of nonqualified stock options exercised their options. The tax benefit was credited to additional paid-in capital.

      Income tax expense includes the following federal and state components for the years ended December 31, 1996, 1995 and 1994:



       Federal                                          $642,010   $  948,665  $1,177,082
       State                                              93,883      136,930     193,200
                                                        --------   ----------  ----------


       Total                                            $735,893   $1,085,595  $1,370,282
                                                        ========   ==========  ==========



      The Company's income tax expense for the years ended December 31, 1996, 1995 and 1994 varies from the amount expected by applying the Federal tax rate due to the following items:



       Expected income tax expense                      $606,164   $  972,006  $1,313,790
       State income taxes, net of Federal benefit         61,963       90,374     120,876
       Other, net                                         67,766       23,215     (64,384)
                                                        --------   ----------  ----------

       Total                                            $735,893   $1,085,595  $1,370,282
                                                        ========   ==========  ==========

      The Company's deferred taxes reflected at December 31, 1996 and 1995 are comprised of the following:


                                                               1996       1995

       Current deferred tax assets -
         Temporary differences in GHV                        $ 79,267    $109,867
                                                             --------    --------

       Noncurrent - deferred tax assets:
         Start-up costs capitalized for tax
                                                                           33,441

       Noncurrent deferred tax liabilities -
         Temporary differences in GHV                         (61,506)    (14,818)
                                                             --------    --------

       Noncurrent net deferred tax assets (liabilities)       (61,506)     18,623
                                                             --------    --------


       Net deferred tax assets                               $ 17,761    $128,490
                                                             ========    ========



10.   CONTINGENCIES

      The Company intends to develop and currently operates through a joint venture, real property in an area that was once active in the mining industry. The major portion of Clear Creek and Gilpin Counties, Colorado have been identified as a federal superfund study area by the Environmental Protection Agency. A superfund study area is generally an area adjacent to or impacted by discharge from a designated superfund site. At present, there are no federal regulations for dealing with development within a superfund study area. Any liability required for cleanup of a contaminated site will rest primarily with the current owner. Moreover, it is possible that expenses for cleanup, if required, may be greater than is technologically and/or economically feasible at the present time. The Company, through independent environmental consultants, has conducted an initial study and a subsequent follow-up report on its properties and, on that basis, does not believe any significant environmental problems exist with respect to its properties which would have a material adverse effect on its financial condition or results of operations. However, no absolute assurance in this regard can be given.

      In June, 1993 the Company received a conditional use permit from the City of Black Hawk with respect to its parking facilities on the condition that $4.00 per space per day (a total of $27,000 per month with respect to Millsites 29 and 30) be paid to the City into a transportation utility fund. The Company, GHV, and its joint venture partner did not believe the fee to be valid and instituted suit against the City. The Company and GHV also contested the fee (approximately $5,000 per month) with respect to Millsite 31. During the court proceedings, GHV paid the $4.00 per day fee to the court and charged the cost to operating expenses. The City filed a counterclaim, alleging that GHV owed certain one-time parking impact fees to assist in paying for a municipal parking lot. Parking impact fees are assessed at the rate of $2,000 per space required as a function of building size and usage. Under the allegations of the counterclaim, GHV owed the City $358,000. In December 1995 the District Court ruled against the plaintiffs essentially upholding both of the fees charged by the City. The plaintiffs appealed the decision and, in 1996, the District Court ruling with respect to the permit fees of $4.00 per space per day was upheld. However, the District Court ruling with respect to the one-time parking impact fees was not upheld and GHV was not required to pay the fees to the City. The City has since eliminated the $4.00 per space per day permit fee and is currently in the process of defining fees based on the number of devices in a casino.

      The Casino has been investigated by the Colorado Division of Gaming (Division) regarding certain of its check cashing and debt collection practices. These practices are being scrutinized in light of Colorado law that prohibits the extension of credit by gaming licensees to any person for the purpose of engaging in limited gaming. The statute containing this prohibition has been ruled unconstitutional in an unrelated action before the Gilpin County Court, and that decision is being appealed to higher courts. The Company has not yet been advised as to the status or possible conclusion of the Division's inquiry into this matter. If an extension of credit is found to have occurred, the Company could be subject to criminal and administrative penalties, including fines, temporary closure of the casino, license suspension or revocation, or incarceration for individuals involved. However, the Colorado Limited Gaming Control Commission has scheduled a rule making proceeding to establish standards for the parameters of "extension of credit" not otherwise apparent from the face of the gaming statutes or existing regulations. The Casino and the Company intend to vigorously contest any actions brought by the Division in the foregoing regard, but the outcome of this matter is not presently determinable.

      The Internal Revenue Service (IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement of findings in GHV's 1992, 1993 and 1994 income tax returns which will increase the amount of taxable income allocated to the Venturers by approximately $128,000, $62,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the Venturer's by approximately $40,000. The findings represent principally temporary differences, which will reverse in future years.

11.   RELATED PARTIES

      During 1994, the Company loaned $1,495,000 to Gilpin Gold, Inc., an affiliate of Gilpin Ventures, Inc., the Company's joint venture partner in GHV. The loan was made to finance Gilpin Gold Inc.'s share of costs to acquire the land adjacent to the Casino. The note required monthly interest payments beginning in December 1994 through February 1995. Beginning in March 1995, payments were increased to include principal payments. The original due date of the note was November 7, 1995, however, the Company extended the due date to June 7, 1996. During 1995 the Company received payments of $159,000 on the note. The remaining outstanding principal balance was paid in full in 1996.

12.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of estimated fair value of the Company's financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                          1996                           1995
                                                                ESTIMATED                        ESTIMATED
                                                CARRYING          FAIR           CARRYING           FAIR
                                                 AMOUNT           VALUE           AMOUNT           VALUE

Assets:
  Cash and cash equivalents                   $    4,531,355    4,531,355       $2,189,648       $2,189,648
  Notes receivable - Gilpin Gold Inc.                                            1,335,971        1,335,971
Liabilities:
  Debt                                             3,876,135    3,876,135        3,179,635        3,179,635



      The estimation methodologies utilized by the Company are summarized as follows:

      CASH AND CASH EQUIVALENTS/NOTES RECEIVABLE - GILPIN GOLD INC. - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

      DEBT - The fair value of long-term debt is estimated using the rates currently offered for similar borrowings.

13.   IMPAIRMENT WRITEDOWN

      As of December 31, 1996, it was determined that the carrying amount of certain assets may not be recoverable and an impairment loss should be recognized. The carrying value of assets to be held and used in operations for which an impairment loss was recognized are comprised of $345,417 for costs incurred to obtain a gaming license in Mexico and $147,575 for costs incurred to develop and test market a new casino game. As of December 31, 1996, events had occurred in Mexico which led management to believe that the likelihood of obtaining a gaming license in Mexico was remote, and therefore, all costs incurred to date were not likely to be recoverable. The test marketing of the new casino game has not been successful and as of December 31, 1996, management decided to discontinue the test marketing at the Casino and therefore determined that the costs incurred to develop and test market the new game are not likely to be recoverable. The fair value of the assets was estimated using the present value of estimated expected future cash flows in order to determine the amount of the impairment loss. As of December, 31, 1996, the estimated expected future cash flows was deemed to approximate zero given the current market conditions. The aggregated impairment loss recognized during the year ended December 31, 1996, was $492,992.

14.   SUBSEQUENT EVENTS

      On March 27, 1997, the LLC closed financing, effective March 7, 1997, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate of LIBOR plus 3.5% (9% at December 31, 1996). Principal payments are due quarterly beginning at the end of the first quarter after the project is open, which is presently estimated to be May 15, 1998.

                                    * * * *

INDEPENDENT AUDITORS' REPORT


To the Venturers of
  Gilpin Hotel Venture:

We have audited the accompanying balance sheets of Gilpin Hotel Venture as of December 31, 1996 and 1995, and the related statements of income, venturers' investments and advances, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gilpin Hotel Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996.


/s/  DELOITTE & TOUCHE LLP
------------------------------
     DELOITTE & TOUCHE LLP

March 14, 1997
Denver, Colorado

GILPIN HOTEL VENTURE

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

ASSETS                                                       1996          1995

CURRENT ASSETS:
  Cash                                                   $ 2,213,704   $ 2,000,490
  Accounts receivable (Note 3)                               105,102       145,722
  Inventories                                                197,929       181,199
  Prepaid expenses and other                                 195,548       103,641
                                                         -----------   -----------
    Total current assets                                   2,712,283     2,431,052

GAMING FACILITY:
  Building and improvements                                7,132,861     7,011,735
  Equipment                                                4,898,106     4,211,062
                                                         -----------   -----------
                                                          12,030,967    11,222,797
Accumulated depreciation                                  (3,064,089)   (2,010,867)
                                                         -----------   -----------
    Total gaming facility                                  8,966,878     9,211,930

GOODWILL, net of accumulated amortization of
  $199,512 and $94,469 for 1996 and 1995, respectively     1,376,136     1,481,178
                                                         -----------   -----------

TOTAL                                                    $13,055,297   $13,124,160
                                                         ===========   ===========

LIABILITIES AND VENTURERS' INVESTMENTS
  AND ADVANCES

CURRENT LIABILITIES:
  Accounts payable (Notes 3 and 4)                       $   432,583   $   292,903
  Fees and rents payable to venturers (Note 3)               152,879       180,625
  Gaming taxes payable                                       360,231       385,720
  Other accrued expenses                                     988,936       975,695
  Current portion of long-term debt                          746,508       433,037
                                                         -----------   -----------
    Total current liabilities                              2,681,137     2,267,980

LONG TERM DEBT (Note 6)                                    5,161,792     3,860,561

COMMITMENTS AND CONTINGENCIES (Note 7)

VENTURERS' INVESTMENTS AND ADVANCES (Note 3)               5,212,368     6,995,619
                                                         -----------   -----------

TOTAL                                                    $13,055,297   $13,124,160
                                                         ===========   ===========

See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------


                                                           1996         1995         1994

REVENUES:
  Casino                                               $26,783,094   $28,051,162   $28,036,568
  Food and beverage, including
    promotional allowances                               2,560,428     2,626,549     2,667,346
                                                       -----------   -----------   -----------


      Total revenues                                    29,343,522    30,677,711    30,703,914

  Less promotional allowances                            1,392,001     1,143,271     1,395,929
                                                       -----------   -----------   -----------

      Net revenues                                      27,951,521    29,534,440    29,307,985

COSTS AND EXPENSES (Notes 3, 4, 5, 7 and 8):
  Casino operations                                     11,840,235    12,341,928    12,260,993
  Cost of food and beverage sales                          510,485       684,286       635,219
  Food and beverage operations                           2,089,224     2,071,241     1,936,937
  Marketing, general and administrative                  9,396,004     9,788,366     8,972,070
  Depreciation and amortization                          1,228,045     1,130,349       617,482
  Write-off of advance to casino                                                       303,387
  Interest expense                                         527,654       332,427        10,552
                                                       -----------   -----------   -----------

      Total costs and expenses                          25,591,647    26,348,597    24,736,640
                                                       -----------   -----------   -----------

NET INCOME                                             $ 2,359,874   $ 3,185,843   $ 4,571,345
                                                       ===========   ===========   ===========


See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF VENTURERS' INVESTMENTS AND ADVANCES
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-------------------------------------------------------------------------------


                                       BLACK HAWK GAMING
                                         & DEVELOPMENT      GILPIN
                                          COMPANY, INC.  VENTURES, INC.    TOTAL
BALANCE,
  JANUARY 1, 1994                         $ 4,298,926    $   916,187    $ 5,215,113
Distributions                              (1,950,000)    (1,950,000)    (3,900,000)
(Recoupment) payment of
  advances among Venturers                   (302,406)       302,406
Net income                                  2,285,673      2,285,672      4,571,345
                                          -----------    -----------    -----------

BALANCE,
  DECEMBER 31, 1994                         4,332,193     1,554,265       5,886,458
Advances                                      123,318                       123,318
Distributions                              (1,100,000)   (1,100,000)     (2,200,000)
(Recoupment) payment of
  advances among Venturers                    (90,163)        90,163
Net income                                  1,592,922      1,592,921      3,185,843
                                          -----------    -----------    -----------

BALANCE,
  DECEMBER 31, 1995                         4,858,270      2,137,349      6,995,619
Distributions                              (2,071,563)    (2,071,562)    (4,143,125)
Net income                                  1,179,937      1,179,937      2,359,874
                                          -----------    -----------    -----------
BALANCE,
  DECEMBER 31, 1996                       $ 3,966,644    $ 1,245,724    $ 5,212,368
                                          ===========    ===========    ===========


See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


                                                                   1996            1995           1994

OPERATING ACTIVITIES:
  Net income                                                    $ 2,359,874    $ 3,185,843    $ 4,571,345
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 1,228,045      1,130,349        617,199
    Loss on disposal of assets                                       27,775         51,931
    Write-off of advance to casino                                                                303,387
  Changes in operating assets and liabilities:
    Accounts receivable                                              40,620         35,356       (165,741)
    Inventories                                                     (16,730)      (103,697)       (21,459)
    Prepaid expenses and other                                      (91,907)        32,399        (34,445)
    Accounts payable and accrued expenses                             7,537        325,681        151,581
                                                                -----------    -----------    -----------

      Net cash provided by operating activities                   3,555,214      4,657,862      5,421,867
                                                                -----------    -----------    -----------
INVESTING ACTIVITIES:
  Additions to gaming facility                                     (653,500)    (1,668,417)    (1,243,664)
  Proceeds from sale of equipment                                    87,073        187,539
                                                                -----------    -----------    -----------


      Net cash used in investing activities                        (566,427)    (1,480,878)    (1,243,664)

FINANCING ACTIVITIES:
  Distributions to Venturers                                     (4,143,125)    (2,200,000)    (3,900,000)
  Proceeds from long-term debt                                    2,125,000
  Advances by Venturers                                                            123,318
  Payments on long-term debt and note payable                      (757,448)      (614,490)        99,269
                                                                -----------    -----------    -----------

      Net cash used in financing activities                      (2,775,573)    (2,691,172)    (3,999,269)
                                                                -----------    -----------    -----------
NET INCREASE IN CASH                                                213,214        485,812        178,934

CASH, BEGINNING OF PERIOD                                         2,000,490      1,514,678      1,335,744
                                                                -----------    -----------    -----------

CASH, END OF PERIOD                                             $ 2,213,704    $ 2,000,490    $ 1,514,678
                                                                ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                        $   532,086    $   328,332    $    10,552

  Noncash investing and financing activities:
    Note payable incurred for purchase of casino                                                4,500,000
    Notes payable incurred for acquisition
      of slot machines                                              247,150                       507,357



See notes to financial statements.

GILPIN HOTEL VENTURE


NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------


1.    BUSINESS

      Gilpin Hotel Venture (GHV) was formed on March 1, 1992 to lease and engage in the joint development of the Gilpin Hotel property located in Black Hawk, Colorado. GHV is owned equally by Black Hawk Gaming & Development Company, Inc. (BHWK) and by Gilpin Ventures, Inc. (GVI). During September 1992, GHV completed funding and development of its limited-stakes gaming and restaurant facility and obtained its gaming license. The casino and restaurant opened for business on October 1, 1992.

2.    SIGNIFICANT ACCOUNTING POLICIES

      INVENTORIES - Inventories are valued at the lower of cost, determined on a first-out basis (FIFO), or market.

      GAMING FACILITY - The gaming facility is recorded at cost, including capitalized interest, as incurred by the venturer which funded development. In addition, GHV capitalized $60,000 of interest during 1994 related to borrowings on the acquired casino and construction in progress. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

      GOODWILL - The excess of GHV's cost over fair value of certain casino assets acquired in 1994 is being amortized by the straight-line method over 15 years. No amortization was recorded during 1994, as operations of the acquired casino did not commence until January 1995. See Note 4. GHV periodically reviews the value of its goodwill to determine if an impairment has occurred. GHV measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the acquired casino. Based on its review, GHV does not believe that an impairment of its goodwill has occurred.

      CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

      PROMOTIONAL ALLOWANCES - Complimentary sales to customers are classified as promotional allowances and are calculated at the retail value of such sales. The costs associated with complimentary sales are classified as casino expenses and are calculated based on food and beverage gross margin applied to the retail value of complimentary sales. Complimentary sales amounted to $1,392,001, $1,143,271 and $1,395,929 in 1996, 1995,
      and 1994, respectively. The cost of complimentary sales amounted to $661,038, $607,574 and $762,746 in 1996, 1995 and 1994, respectively, and are included in casino operations costs and expenses in the statements of income.

      TAXES AND LICENSES - Federal and state income taxes have not been provided in the financial statements, as they are the responsibility of the venturers. State and local gaming taxes and licenses paid in advance are deferred and amortized over the period of benefit. State gaming taxes based on revenue are accrued as incurred. State gaming tax expense, which is included in casino operations in the statements of income, was $4,164,274, $4,476,573 and $4,496,690, for 1996, 1995 and 1994,
      respectively.

      USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
      Actual results could differ from those estimates.

      IMPAIRMENT OF LONG-LIVED ASSETS - During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the period in which the recognition criteria are first applied and met. GHV adopted SFAS 121 during the year ended December 31, 1996. Adoption of SFAS 121 did not have a material effect on the financial position or results of operations of GHV.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the classifications used in 1996.

3.    JOINT VENTURE AND OTHER AGREEMENTS

      BHWK is the appointed manager of GHV, with the exception of certain extraordinary actions which require the consent of both joint venture partners.

      BHWK provided all funds for the development, refurbishing and the start-up of operations of the gaming facility which opened in 1992. One-half of the development funds expended by BHWK ($3,328,400) are recoupable out of 40% of GHV's net profits, as defined, attributable to GVI, after allowing for GVI's income taxes on such net profits; total recoupments were $90,163 and $302,406 in 1995 and 1994, respectively. Certain development costs are in dispute as of December 31, 1996, therefore, there were no recoupments received during 1996. No recoupments will occur at any time there are net losses.

      Under the terms of the joint venture agreement, the land underlying the gaming facility is leased by GHV from BHWK and an affiliate of GVI for a monthly rental fee of 7% of gross gaming revenues, as defined. Rental fees in 1996, 1995 and 1994 were $1,745,056, $1,816,230 and $1,892,250, respectively. BHWK manages the gaming facility pursuant to a management agreement. BHWK receives a management fee of 11% of the defined annual net profits from gaming, plus 3% of the adjusted gross sales and 10% of the defined annual net profits of the food and beverage operations. In addition, an affiliate of GVI receives a management fee based upon the greater of 1% of the defined annual net profits from gaming or $25,000 annually for services it provides to GHV. Management fees for 1996, 1995 and 1994 were $684,707, $831,235 and $943,034, respectively. The term of the management agreement is initially for five years with six five-year renewals. The agreement may be terminated if BHWK falls below certain performance levels. The joint venture agreement also provides for the payment of fees to BHWK for use of its land for parking for GHV's casino. Such parking fees were $645,214, $715,094 and $600,000 for 1996, 1995 and
      1994, respectively.

4.    ACQUISITION

      On November 7, 1994, GHV acquired certain casino assets consisting of a building and related casino equipment and miscellaneous other assets valued at $2,829,768, for $100,000 in cash and a $4,500,000 note payable financed by the seller. Goodwill of $1,575,648 was recorded by GHV. In addition, BHWK and an affiliated company of GVI each acquired a 50% interest in the land underlying the acquired casino. The acquired casino property was next to GHV's casino, and was temporarily closed to complete interior modifications and a structure to join it with GHV's operating casino. The construction was completed and the adjacent structure was opened for business in late January 1995.

5.    OPERATING LEASES

      In October 1994, GHV exercised provisions of certain gaming equipment operating leases and purchased the equipment in exchange for a $357,000 note payable. The outstanding balance was repaid in full during 1995. Total rent under operating leases was $548,668 in 1994. GHV was not a lessee under any operating leases in 1996 and 1995.

6.    LONG-TERM DEBT


                                                                                       1996       1995
Note payable; payments of $164,501, including principal and interest at 8% per annum due quarterly through January 2005 when the remaining principal and interest balance is due; secured by first deed of trust on the acquired
  casino's building and equipment                                                    $3,860,561   $4,192,936
Note payable; payments of $40,863, including principal and
  interest at 11% per annum due monthly through 2001 when
  the remaining principal and interest balance is due; secured
  by equipment                                                                        1,800,589
Note payable; payments of $11,519, including principal and
  interest at 11% per annum due monthly beginning January
  1997 through December 1998 when the remaining principal
  and interest balance is due; secured by equipment                                     247,150
Note payable; paid in November 1996                                                                  100,662
                                                                                     ----------   ----------
                                                                                      5,908,300    4,293,598
Less current portion                                                                    746,508      433,037
                                                                                     ----------   ----------

Total                                                                                $5,161,792   $3,860,561
                                                                                     ==========   ==========



Scheduled principal payments on long-term debt at December 31 are as follows:



1997                                                                                              $  746,508
1998                                                                                                 848,883
1999                                                                                                 791,147
2000                                                                                                 871,362
2001                                                                                                 910,753
Thereafter                                                                                         1,739,647
                                                                                                  ----------

Total                                                                                             $5,908,300
                                                                                                  ==========

7.    COMMITMENTS AND CONTINGENCIES

      On October 6, 1994, GHV entered into an agreement with Cloverleaf Kennel Club (Cloverleaf) of Loveland, Colorado to provide off-track betting on dog and horse races via simulcast. The term of the agreement between GHV and Cloverleaf is for five one-year options commencing October 1, 1994 through September 30, 1999. GHV pays Cloverleaf an annual fee of $40,000 in return for 50% of the net revenues derived from pari-mutual wagering at the casino. GHV is responsible for all costs of operating the facility.

      The Internal Revenue Service (IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement of findings in GHV's 1992, 1993 and 1994 income tax returns which will increase the amount of taxable income allocated to the Venturers by approximately $128,000, $62,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings in GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the Venturers by approximately $40,000. The findings represent principally temporary differences, which will reverse in future years.

      GHV operates in an area that was once active in the mining industry. The major portion of Clear Creek and Gilpin Counties, Colorado have been identified as a federal superfund study area by the Environmental Protection Agency. A superfund study area is generally an area adjacent to or impacted by discharge from a designated superfund site. At present, there are no federal regulations for dealing with development within a superfund study area. Any liability required for cleanup of a contaminated site will rest primarily with the current owner. Moreover, it is possible that expenses for cleanup, if required, may be greater than is technologically and/or economically feasible at the present time. GHV, through independent environmental consultants, has conducted an initial study and a subsequent follow-up report on its properties and, on that basis, does not believe any significant environmental problems exist with respect to its properties which would have a material adverse effect on its financial condition or results of operations. However, no absolute assurance in this regard can be given.

      In June, 1993 the BHWK received a conditional use permit from the City of Black Hawk with respect to its parking facilities on the condition that $4.00 per space per day (a total of $27,000 per month with respect to Millsites 29 and 30) be paid to the City into a transportation utility fund. BHWK, GHV, and its joint venture partner do not believe the fee is valid and instituted suit against the City. BHWK and GHV also contest the fee (approximately $5,000 per month) with respect to its recently acquired Millsite 31. During the court proceedings, GHV paid the $4.00 per day fee to the court and charged the cost to operating expenses. The City filed a counterclaim, alleging that certain one-time parking impact fees to assist in paying for a municipal parking lot were also owed. Parking impact fees are assessed at the rate of $2,000 per space required as a function of building size and usage. Under the allegations of the counterclaim, GHV owed the City $358,000. In December 1995 the District Court ruled against the plaintiffs essentially upholding both of the fees charged by the City. The plaintiffs appealed the decision and, in 1996, the District Court ruling with respect to the permit fees of $4.00 per space per day was upheld. However, the District Court ruling with respect to the one-time parking impact fees was not upheld and GHV was not required to pay the fees to the City. The City has since eliminated the $4.00 per space per day permit fee and is currently in the process of defining fees based on the number of devices in the casino. GHV does not intend to protest the fees.

      GHV has been investigated by the Colorado Division of Gaming ("Division") regarding certain of its check cashing and debt collection practices. These practices are being scrutinized in light of Colorado law that prohibits the extension of credit by gaming licensees to any person for the purpose of engaging in limited gaming. The statute containing this prohibition has been ruled unconstitutional in an unrelated action before the Gilpin County Court, and that decision is being appealed to higher courts. GHV has not yet been advised as to the status or possible conclusion of the Division's inquiry into this matter. If an extension of credit is found to have occurred, GHV could be subject to criminal and administrative penalties, including fines, temporary closure of the casino, license suspension or revocation, or incarceration for individuals involved. However, the Colorado Limited Gaming Control Commission has scheduled a rule making proceeding to establish standards for the parameters of "extension of credit" not otherwise apparent from the face of the gaming statutes or existing regulations. GHV intends to vigorously contest any actions brought by the Division in the foregoing regard, but the outcome of this matter is not presently determinable.

      GHV is involved in various legal actions in the normal course of business. Management believes that the ultimate liability, if any, with respect to these matters will not materially affect the financial position of GHV.

8.    RELATED PARTIES

      GHV paid $538,243 and $265,068 in 1995 and 1994, respectively, to an affiliated entity for the interior modifications and completion of a structure joining the casino acquired in 1994 with GHV's operating casino.

      During 1993, GHV advanced $269,946 to a casino in Central City for the purpose of marketing and developing an exclusive slot-player facility catering to specifically identified customers of GHV. An additional $33,441 was advanced in 1994. During 1993 such casino was affiliated with an officer and director of BHWK. As of December 31, 1993, the officer and director terminated his affiliation with such casino. During 1994, GHV wrote-off its advances to the casino and terminated the relationship due to the casino's continued poor operating performance.

9.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of estimated fair value of GHV's financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by GHV using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.

      Accordingly, the estimates herein are not necessarily indicative of the amounts GHV could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                    1996                               1995
                                          CARRYING        ESTIMATED          CARRYING        ESTIMATED
                                           AMOUNT         FAIR VALUE          AMOUNT        FAIR VALUE

         Assets - Cash                 $  2,213,704     $  2,213,704         2,000,490       2,000,490

         Liabilities - Debt               5,908,300        5,908,300         4,293,598       4,293,598





      The estimation methodologies utilized by GHV are summarized as follows:

      DEBT - The fair value of long-term debt is estimated using the rates currently offered for similar borrowings.

                                   * * * * *

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                 NOT APPLICABLE

Item 10.      Directors and Executive Officers of the Registrant.

       The following sets forth certain information with respect to each of the directors and executive officers of the Company:

       Name        Age      Position(s) Held
       ----        ---      ----------------
Robert D. Greenlee   55     Co-Chairman of the Board and Treasurer

Jeffrey P. Jacobs    43     Co-Chairman of the Board and Chief Executive
                              Officer

Stephen R. Roark     49     President, Chief Financial Officer and a Director

Frank B. Day         63     Vice President, Secretary and a Director

J. Patrick McDuff    48     A Director

Robert H. Hughes     56     A Director

Martin S. Winick     46     A Director


       ROBERT D. GREENLEE graduated from Iowa State University with a degree in Radio & Television Broadcasting in 1963 and entered graduate school where he obtained a Master's Degree in Journalism & Mass Communication in 1965. In 1970, Mr. Greenlee and two partners who owned The Graphic Corporation, formed an independent advertising agency which became known as Fultz, LaCasse & Greenlee. The firm grew to be one of the largest agencies in the State of Iowa. In 1975, Mr. Greenlee purchased an AM radio station in Boulder, Colorado, and in 1977 acquired a companion FM station. From 1975 through 1988 Mr. Greenlee was President of Centennial Wireless, Inc., which operated the stations and successfully competed in the Denver-Boulder radio market. The stations were sold to a national group owner of stations in 1988. Mr. Greenlee was involved in other broadcast properties during this time through the present having owned partial interest in other commercial broadcast stations.

       Mr. Greenlee is President of Centennial Investment & Management Company, Inc., a private investment and consulting firm located in Boulder, Colorado. From September, 1991 to September 1995, Mr. Greenlee was President of the Company. Mr. Greenlee is active in local government activities and has served as an elected member of the Boulder City Council since August 1982. He is past Chairman of the six county Scientific and Cultural Facilities District. Mr. Greenlee is also a director of Rock Bottom Restaurants, Inc., a publicly traded company.

       JEFFREY P. JACOBS, from 1995 to present, served as Chairman and Chief Executive Officer of Jacobs Entertainment, Inc., a company based in Cleveland, Ohio that has investments in other gaming companies and ventures, including the Company, Colonial Downs, Inc., a horse-racing track and the Holiday Inn Boardwalk Hotel and Casino, Inc. in Las Vegas. From 1975 to present, he has also served as President and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate and entertainment projects in Ohio. Mr. Jacobs also served in the Ohio House of

Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial Downs, Inc. and a director of Holiday Inn Boardwalk Hotel & Casino, Inc.

       STEPHEN R. ROARK, has been employed as chief financial officer of the Company since August 1993. He was elected President of the Company in September 1995. Prior to that time he has been an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 20 years accounting experience having served as a partner with a large local accounting firm and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

       FRANK B. DAY, Chairman of the Board of Rock Bottom Restaurants, Inc., a publicly traded company, has been employed since January 1980 as President of Concept Restaurants, Inc., and Managing General Partner of the Hotel Boulderado in Boulder, Colorado since August 1982. Concept Restaurants, Inc. owns or operates over twenty full service restaurants in Colorado front range communities. From 1959 to present, Mr. Day has owned and operated food service and hospitality facilities in Illinois, Michigan, Wisconsin, and Colorado. He attended Harvard University from 1950 to 1956 and received B.A. and M.B.A. degrees. Mr. Day is also an active real estate investor and is active in many civic and nonprofit organizations, having served as a director of the Boulder Chamber of Commerce (September 1988 to September 1991) and Downtown Boulder, Inc. (from June 1987 to June 1990).

       J. PATRICK MCDUFF, has been President, Chief Executive Officer and director of Vectra Bank of Boulder since July 1987. From 1972 through July 1987, Mr. McDuff worked for IntraWest Bank of Boulder, ending his employment as Senior Vice President and Senior Loan Officer. He attended the University of Arkansas from 1966 to 1972 and received a B.S.B.A. degree in Finance and Commercial Banking. Mr. McDuff is also active in many civic and non-profit organizations, having served as a director of Boulder Center Y.M.C.A. (from January 1987 to December 1992), Boulder Valley Rotary Club (from April 1985 to June 1988) and Longs Peak Council of the Boy Scouts of America (from January 1991 to March 1993). Mr. McDuff serves as a director of Vectra Bank of Boulder, a wholly owned subsidiary of Vectra Banking Corporation, a publicly traded company.

       ROBERT H. HUGHES, has served as Chief Financial Officer of Jacobs Investments, Inc. since 1993. Mr. Hughes was a partner in charge of the audit department of the Cleveland office of the accounting firm of Deloitte & Touche LLP until his retirement in 1991. Mr. Hughes is a certified public accountant.

       MARTIN S. WINICK, has been in the investment banking/brokerage business with Cowen & Co. (1981-1990); Dean Witter Reynolds (1990-1992); Rodman & Renshaw (1992-1995); and Mesirow Financial (1995 to present). Mr. Winick serves on the Board of Directors of publicly traded Paul-Son Gaming Corp., a leading manufacturer of table games and supplies.

       The Board of Directors has three committees whose members are as follows:

  Executive              Audit             Compensation
  ---------              -----             ------------
Jeffrey P. Jacobs    Robert D. Greenlee    Frank B. Day
Robert D. Greenlee   Robert H. Hughes      J. Patrick McDuff
Stephen R. Roark     J. Patrick McDuff     Martin S. Winick


       The Company entered into three year employment agreements with Messrs. Jacobs and Roark on November 12, 1996. Each agreement contains customary terms and conditions and provides annual salaries of $150,000 and $125,000, respectively, for Messrs. Jacobs and Roark. Mr. Jacobs is also entitled to receive a bonus of 2.5% of the Company's pre-tax net income exceeding $2,880,000 in any fiscal year during the term of his employment agreement.

       Directors are elected at each annual meeting of the Company's shareholders. The next such meeting will be held in June 1997. Officers are appointed by the directors and serve at the pleasure of the Board or until their death, incapacity or resignation. All directors except Messrs. Jacobs and Roark receive $1,000 and $500 per Board and Committee meeting attended, respectively. Effective January 1, 1997, this compensation will be paid in the form of restricted Common Stock of the Company valued at the market price on the meeting date.

       There are no family relationships between or among any directors or executive officers and except as set forth in their respective resumes, and, except as set forth in the above resumes, none serve as a director of any company required to file reports under the Securities Exchange Act of 1934 or which is registered under the Investment Company Act of 1940.

Item 11.      Executive Compensation.

                                              SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                         Annual Compensation                    Long-Term Compensation
                                     --------------------------      ------------------------------------
                                                                           Awards            Payouts
                                                                      -----------------------------------
                                                                                    Securities
                                                          Other                       Under-
                                                          Annual      Restricted       lying                    All Other
                                                          Compen-       Stock        Options/       LTIP         Compen-
                            Year    Salary       Bonus    sation       Award(s)        SARs       Payouts        sation
   Name of                           ($)          ($)       ($)          ($)            (#)         ($)            ($)
 Officer/Director           (b)      (c)          (d)       (e)          (f)            (g)         (h)            (i)
-----------------------------------------------------------------------------------------------------------------------------
 Robert D. Greenlee         1994     75,000       --        --          --            22,500(3)       --          6,500
                            --------------------------------------------------------------------------------------------------
                            1995     75,000       --        --          --            50,000(3)       --          3,500
                            --------------------------------------------------------------------------------------------------
                            1996     75,000       --        --          --            40,000        --            6,500
------------------------------------------------------------------------------------------------------------------------------
 Jeffrey P. Jacobs          1994      --          --        --          --              --          --             --
                            --------------------------------------------------------------------------------------------------
                            1995      --          --        --          --              --          --             --
                            --------------------------------------------------------------------------------------------------
                            1996     12,500(2)      --        --        --            60,000(1)       --           --
------------------------------------------------------------------------------------------------------------------------------
 Stephen R. Roark           1994    100,000       --        --          --            52,500(3)       --          6,500
                            --------------------------------------------------------------------------------------------------
                            1995    112,500     25,000      --          --            50,000(3)       --          4,000
                            --------------------------------------------------------------------------------------------------
                            1996    125,000       --        --          --            35,000        --            6,500
------------------------------------------------------------------------------------------------------------------------------
 Frank B. Day               1994     27,872       --        --          --            22,500(3)       --          5,500
                            --------------------------------------------------------------------------------------------------
                            1995      --          --        --          --            15,000(3)       --          4,000
                            --------------------------------------------------------------------------------------------------
                            1996      --          --        --          --            20,000        --            6,500
------------------------------------------------------------------------------------------------------------------------------

(1) Does not include options to purchase 90,000 shares which were granted to certain designees of Mr. Jacobs who disclaims beneficial ownership in both the options and underlying shares.
(2)    One month's compensation.
(3) Repriced in 1996 and included in the number of securities underlying options/SARs granted in 1996.

                                              OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
                            Individual Grants
---------------------------------------------------------------------------
                                    Percent of                                Potential Realizable Value           Alternative to
                       Number of      Total                                    at Assumed Annual Rates             (f) and (g):
                       Securities    Options/                                of Stock Price Appreciation            Grant Date
                       Underlying     SARs                                       for Option Term                     Value
                        Options/     Granted to
                        SARs        Employees     Exercise on                ----------------------------        ------------------
                        Granted     in Fiscal     Base Price   Expiration                                            Grant Date
 Name                    (#)          Year          ($/Sh)       Date            5% ($)       10% ($)              Present Value $
 (a)                     (b)          (c)            (d)          (e)              (f)           (g)                    (h)
-----------------------------------------------------------------------------------------------------------------------------------
 Robert D. Greenlee    112,500(1)    18.5%          6.19       1999-2001         109,766       230,500                --
-----------------------------------------------------------------------------------------------------------------------------------
 Jeffrey P. Jacobs      60,000        9.9%          5.63            2006         114,782       260,402                --
-----------------------------------------------------------------------------------------------------------------------------------
 Stephen R. Roark      137,500(1)    22.6%          5.63       2004-2006         263,043       596,754                --
-----------------------------------------------------------------------------------------------------------------------------------
 Frank B. Day          57,500(1)     9.5%           6.19       1999-2001          56,103       117,811                --
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes options granted in 1996 and options which were repriced in 1996 (see table below).

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------
                                                                   Number of
                                                                  Securities                 Value of
                                                                  Underlying               Unexercised
                                Shares                            Unexercised              in-the-Money
                               Acquired                          Options/SARs              Options/SARs
                                  on               Value         at FY-End (#)            at FY-End ($)
                               Exercise          Realized        Exercisable/              Exercisable/
        Name                      (#)               ($)          Unexercisable            Unexercisable

         (a)                      (b)               (c)               (d)                      (e)
------------------------------------------------------------------------------------------------------------
 Robert D. Greenlee               --                --                --                        --
------------------------------------------------------------------------------------------------------------
 Jeffrey P. Jacobs                --                --                --                        --
------------------------------------------------------------------------------------------------------------
 Stephen R. Roark                 --                --                --                        --
------------------------------------------------------------------------------------------------------------
 Frank B. Day                     --                --                --                        --
------------------------------------------------------------------------------------------------------------


                                                  Ten Year Option/SAR Repricings
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  Length of Original
                                         Number of Securities    Market Price of    Exercise Price                 Option Term
                                          Underlying Options/    Stock at Time of      at Time of       New         Remaining at
                                           SARs Repriced or         Repricing or       Repricing or    Exercise        Date of
                                               Amended              Amendment           Amendment       Price        Repricing or
     Name                    Date                 (#)                  ($)                 ($)           ($)         Amendment
      (a)                     (b)                 (c)                  (d)                 (e)           (f)             (g)
------------------------------------------------------------------------------------------------------------------------------------
 Robert D. Greenlee    November 12, 1996        72,500                5.625           7.45 to 11.00      6.19         3 to 4 years
------------------------------------------------------------------------------------------------------------------------------------
 Stephen R. Roark      November 12, 1996       102,500                5.625           6.75 to 10.00     5.625         8 to 9 years
------------------------------------------------------------------------------------------------------------------------------------
 Frank B. Day          November 12, 1996        37,500                5.625           7.45 to 11.00      6.19         3 to 4 years
------------------------------------------------------------------------------------------------------------------------------------

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth, as of March 1, 1997, the number and percentage of shares of the Company's common stock held of record by officers, directors, individually and as a group and by holders of more than 5% of such common stock:

                                          Beneficially Owned
                                  ----------------------------------
                                                               Note
    Name                          Shares     Options(1)     Conversions(2)  Percentage(4)
    ----                          ------     ----------     -----------     ----------
Robert D. Greenlee                405,133       112,500         57,143         20.22%
2060 Broadway, Suite 400
Boulder, Colorado 80302

Jeffrey P. Jacobs                 190,476(3)     60,000      1,142,857(3)      35.96%
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio 44114

Stephen R. Roark                    ---         137,500         28,571          5.85%
2060 Broadway, Suite 400
Boulder, Colorado 80302

Frank B. Day                      403,089         57,500       57,143          18.58%
2060 Broadway, Suite 400
Boulder, Colorado 80302

J. Patrick McDuff                   ---          10,000                          .37%
1375 Walnut
Boulder, Colorado 80302

Robert H. Hughes                    ---          15,000                          .56%
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio 44114

Martin S. Winick                    ---          15,000                          .56%
Mesirow Financial, Inc.
30050 Chagrin Boulevard
Pepper Pike, Ohio 44124

Officers and Directors as         998,698       407,500      1,285,714         61.67%
 a group (seven persons)

------------------

(1)  Represents shares underlying options.
(2) Represents shares which may be acquired on conversion at $5.25 per share of certain promissory notes held by Messrs. Greenlee ($300,000), Jacobs ($6,000,000), Roark ($150,000) and Day ($300,000). See Item 1 "Business--
     Purchase Agreement" above.
(3) These shares and shares which may be acquired on conversion of certain notes are held by Diversified Opportunities Group, Ltd., an affiliate of Mr. Jacobs, and are therefore deemed beneficially owned by him.
(4) All percentages are computed in accordance with Rule 13d-3 adopted under the Securities Exchange Act of 1934.

Item 13.      Certain Relationships and Related Transactions.

     Reference is made to "Business--Purchase Agreement" under Item 1 above which describes certain transactions between the Company and Diversified Opportunities Group Ltd. ("DOGL") an affiliate of Jeffrey P. Jacobs, the Company's Chief Executive Officer and Co-Chairman of its Board of Directors. In general the Purchase Agreement provided: (i) that DOGL would purchase 190,476 shares of the Company's Common Stock for $5.25 per share (a total of $1,000,000); (ii) that DOGL would loan the Company up to an additional $6,000,000 which loan is convertible into 1,142,857 shares of the Company's Common Stock (at $5.25 per share); (iii) that Mr. Jacobs would become Co-Chairman of the Board, Chief Executive Officer of the Company and have the right to appoint three of the Company's seven member Board. The Purchase Agreement further provides that Mr. Jacobs has the right to appoint five of the Company's nine member Board when Jacobs and his affiliates own 820,000 or more shares of the Company's Common Stock.

     The Purchase Agreement also requires that Messrs. Greenlee, Roark and Day, officers and directors of the Company, must loan $300,000, $150,000 and $300,000, respectively, to the Company when DOGL has funded the entire balance of its notes, or $6,000,000. The notes of Messrs. Greenlee, Roark and Day are convertible into shares of the Company's Common Stock at $5.25 per share.

     Reference is made to "Business--LLC Agreement" under Item 1 above which describes certain transactions between the Company and DOGL and BH Entertainment Ltd. ("BH"), both affiliates of Jeffrey P. Jacobs. Among other things, the LLC Agreement provides for the formation of Black Hawk/BH Entertainment LLC (the "LLC"), a Colorado limited liability company owned 75% by the Company and 25% by BH and organized for the purpose of developing and operating the Black Hawk/Jacobs Project described in Items 1 and 2 above. The Company is obligated to contribute land and cash valued at $15 million dollars for its equity in the LLC and BH is obligated to contribute land and cash valued $5 million dollars for its 25% interest. The Company and BH will share a management fee of 5% of adjusted gross proceeds from future gaming operations of the LLC and will share profits and losses on a 75%-25% basis. An affiliate of Mr. Jacobs received a $600,000 project development fee from the LLC in consideration for various pre-development and development services. Finally, Mr. Jacobs and other affiliates are to receive an annual credit enhancement fee of 2% of the amount so guaranteed for guaranteeing the LLC's multi million dollar credit facility. The LLC Agreement also provides that future gaming opportunities coming to the attention of the Company or Mr. Jacobs and his affiliates will be offered for further joint ventures on a basis where the Company can maintain a 51% interest in any such future gaming ventures.

     The agreements described above were negotiated at arm's length between the Company and Mr. Jacobs and his affiliates prior to Mr. Jacobs' affiliation with the Company and are deemed by management of the Company to be fair and in the best interests of the Company and its shareholders.

     In the third quarter of 1996, the Company entered into an agreement with Mr. Greenlee wherein Mr. Greenlee undertook to use his best efforts, in his sole discretion, to acquire a gaming concession in Mexico. During the fourth quarter of 1996, the Company terminated its efforts to acquire a gaming concession in Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further details. The Company then entered into an agreement with Mr. Greenlee whereby the Company allowed Mr. Greenlee to continue to pursue this potential opportunity at Mr. Greenlee's sole cost and expense. Although no consideration was paid by Mr. Greenlee to the Company with respect to the agreement, if Mr. Greenlee's efforts prove successful, the Company will have a right of first refusal to negotiate an acquisition of all or a part of Mr. Greenlee's interest, negotiate to act as a manager of any such concession, or both. There can be no assurance that Mr. Greenlee's efforts will be successful.

     In March 1997, Messrs. Jacobs and Greenlee posted personal letters of credit in the approximate amount of $1,200,000 each in favor of the City of Black Hawk. The letters of credit were required to guarantee performance of the Black Hawk/Jacobs Project under the terms of a Subdivision Improvement Agreement with the City of Black Hawk. The Black Hawk/Jacobs Project agreed to pay all out-of-pocket transaction costs incurred by Messrs. Jacobs and Greenlee and to pay additional consideration to be negotiated.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     a.       (1)    Financial Statements.

                     See Item 8 hereof

     (2)      Financial Statement Schedules--None

     b.       Reports on Form 8-K Filed During the Registrant's Fourth Fiscal
              Quarter:

     DATE OF
     FILING                 EXHIBIT
     -------                -------

     September 3, 1996      Item 5. Other Events--Delay in closing of Jacobs
                            agreement until November 1, 1996.
     December 4, 1996       Item 5. Other Events--Reported closing of Amended
                            and Restated Purchase Agreement and several
                            ancillary agreements with Jacobs' affiliates.
     December 30, 1996      Item 5. Other Events--Extended "A" and "B" Warrants
                            to June 30, 1997.

     c. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     (1) The following exhibits were included with the initial filing of the Company's Registration Statement #33-57342 effective May 15, 1993 and are hereby incorporated by reference:

     EXHIBIT
     NUMBER   EXHIBIT
     -------  -------
     1.1      Form of Underwriting Agreement
     1.2      Form of Agreement Among Underwriters
     1.3      Form of Selected Dealer's Agreement
     1.4      Consulting Agreement--Walford
     1.5      Underwriter's Warrant
     3.1      Articles of Incorporation of the Registrant and Amendments
              thereto
     3.2      Bylaws of the Registrant
     4.1      Designation of Rights of Preferred Stockholders
     4.2      Form of 14% Convertible Promissory Note
     5        Form of Opinion of and Consent of Jones & Keller, P.C.
     10.1     Shareholders Agreement and Form of Voting Trust with Stock Option
              Grants
     10.2     Note Payable--Southwest State Bank
     10.3     Gilpin Hotel and Millsite 29 Purchase Agreement
     10.4     Millsite 30 Purchase Agreement and Related Documents
     10.5     Homesite Placer Purchase Agreement and Related Documents
     10.6     Copy of Colorado Gaming License

     10.7     Copy of Black Hawk, Colorado Liquor License
     10.8     Gilpin Hotel Joint Venture Agreement
     10.9     Gilpin Hotel Development, Management and Consulting Agreement
     10.10    Gilpin Hotel Ground Lease Agreement
     10.11    Equipment Lease Agreements

-------------------

     (2) Filed as Exhibits to Amendment No. 1 of the Company's Registration Statement, identified above, were the following which are also incorporated by reference:

     EXHIBIT
     NUMBER   EXHIBIT
     -------  -------
     1.1      Revised Form of Underwriting Agreement
     1.2      Revised Form of Agreement Among Underwriters
     1.3      Revised Form of Selected Dealer's Agreement
     1.4      Termination of Walford Agreement
     1.5:1    Revised Underwriter's Warrant
     1.5A     Underwriter's Class A Warrant
     1.5B     Underwriter's Class B Warrant
     4.3A     Class A Warrant Certificate
     4.3B     Class B Warrant Certificate

-------------------

     (3) Filed as exhibits to Reports on Form 8-K of the Company are the following, which are incorporated by reference:

              DATE OF FILING                       EXHIBIT
              --------------                       -------

              March 1, 1994        Item 5. Other Events--Contract to purchase
                                   Millsite  31.
              August 10, 1994      Item 5. Other Events--Completion of contract
                                   to purchase Bricktown and substantially
                                   completed contract to purchase "Maverick
                                   Poker" n/k/a Prospector JackPot Poker.
              September 6, 1994    Item 5. Other Events--Entered into two
                                   option agreements, through the Gilpin Hotel
                                   Venture, to purchase land, buildings and
                                   equipment of Dolly's Casino, Inc.
              October 6, 1994      Item 5. Other Events--Entered into an
                                   agreement, through the Gilpin Hotel Venture,
                                   with Cloverleaf Kennel Club.
              November 14, 1994    Item 2. Acquisition or Disposition of Assets
                                   (Dolly's Casino, Inc. Pro Forma Financial
                                   Statements).
              December 30, 1994    Item 5. Other Events--Jacobs Entertainment,
                                   Inc. Joint Venture and Purchase of Millsite
                                   32.

              March 24, 1995       Item 5. Other Events--Entered into amendment
                                   of Jacobs Entertainment, Inc./Black Hawk
                                   Gaming Joint Venture agreement.
              June 5, 1995         Item 5. Other Events--Extended Class A and
                                   Class B Warrants to December 31, 1996.
              September 3, 1996    Item 5. Other Events--Delay in closing of
                                   Jacobs agreement until November 1, 1996.
              December 4, 1996     Item 5. Other Events--Reported closing of
                                   Amended and Restated Purchase Agreement and
                                   several ancillary agreements with Jacobs'
                                   affiliates.
              December 30, 1996    Item 5. Other Events--Extended "A" and "B"
                                   Warrants to June 30, 1997.

     (4)      Filed herewith:

              Exhibit No.                Description
              -----------                -----------
                 21                 List of Subsidiaries
                 27                 Financial Data Schedule

d. Financial Statement Schedules Required Pursuant to Regulation S-X filed herewith:

                                     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado on March 27, 1997.

              BLACK HAWK GAMING &
               DEVELOPMENT COMPANY, INC.


              By:/s/ Robert D. Greenlee
                 -------------------------------------
                   Robert D. Greenlee, Co-Chairman


                 /s/ Jeffrey P. Jacobs
                 --------------------------------------
                   Jeffrey P. Jacobs, Co-Chairman and
                   Chief Executive Officer


                 /s/ Stephen R. Roark
                 ------------------------------------
                   Stephen R. Roark, President
                   and Chief Financial and
                   Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997.


                  Signature                                Title
                  ---------                                -----

       /s/ Robert D. Greenlee                             Director
       -----------------------------------
       Robert D. Greenlee

       /s/ Jeffrey P. Jacobs                              Director
       -----------------------------------
       Jeffrey P. Jacobs

       /s/ Stephen R. Roark                               Director
       -----------------------------------
       Stephen R. Roark

       /s/ Frank B. Day                                   Director
       -----------------------------------
       Frank B. Day

       /s/ J. Patrick McDuff                              Director
       -----------------------------------
       J. Patrick McDuff

       /s/ Robert H. Hughes                               Director
       -----------------------------------
       Robert H. Hughes

       /s/ Martin S. Winick                               Director
       -----------------------------------
       Martin S. Winick

                                EXHIBIT INDEX



Exhibit No.                 Description
-----------                 -----------
    21                List of Subsidiaries
    27                Financial Data Schedule