Form 10-Q
period 1997-03-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-05-13
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C.  20549

                                   FORM 10-Q


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
------               SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March  31, 1997
                                -------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    33-57342
                       -------------

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Colorado                                          84 -1158484
-------------------------------                       ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

 2060 Broadway, Suite 400
 Boulder, Colorado                                           80302
----------------------------------------              ------------------
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code (303) 444-0240
                                                          ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                               ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                          2,659,543 shares
-----------------------------                   -------------------------------
         Class                                  Outstanding as of  May 5, 1997

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1997

PART I.  FINANCIAL INFORMATION                                             PAGE NO.
                                                                           --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  March 31, 1997 and December  31, 1996                        1

                  Consolidated Statements of Income
                  for the  quarters ended March 31, 1997 and 1996              2

                  Consolidated Statements of Cash Flows
                  for the quarters ended March 31, 1997 and 1996               3

                  Notes to Consolidated Financial Statements                   4-6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                7-12

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            13

         Item 2.  Changes in Securities                                        13

         Item 3.  Defaults Upon Senior Securities                              13

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                             13

         Item 5.  Other Information                                            14

         Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                                     15

PART 1 - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                   FINANCIAL STATEMENTS
------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS                                                                        MARCH 31,     DECEMBER 31,
                                                                                1997           1996
                                                                             -----------   -----------
CURRENT ASSETS
   Cash and cash equivalents                                                 $ 2,318,375   $ 4,531,355
   Accounts receivable:
             Gilpin Hotel Venture                                                140,534        78,865
             Other                                                                15,283         2,071
   Income taxes receivable                                                        45,100       325,100
   Deferred tax asset                                                             79,267        79,267
                                                                             -----------   -----------
             Total current assets                                              2,598,559     5,016,658

INVESTMENT IN AND ADVANCES TO
             GILPIN HOTEL VENTURE                                              3,876,143     3,966,645


LAND
    Leased to Gilpin Hotel Venture
        Casino Ground                                                          1,967,689     1,967,689
        Millsite 29                                                              791,801       791,801
    Held for development:
        Oklahoma                                                                 579,049       579,049
    Under development:
        Millsite 30 and other                                                  1,466,317     1,466,317
        Millsite 31                                                            2,418,754     2,418,754
        Millsite 32                                                            3,568,234     3,568,234
                                                                             -----------   -----------
             Total land                                                       10,791,844    10,791,844

PROJECT DEVELOPMENT COSTS                                                      9,080,993     4,699,513

OTHER ASSETS                                                                      48,193        49,335
                                                                             -----------   -----------

TOTAL                                                                        $26,395,732   $24,523,995
                                                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                    $ 2,076,509   $   495,786
    Current portion of long-term debt                                            126,978       124,496
                                                                             -----------   -----------
             Total current liabilities                                         2,203,488       620,282

NON CURRENT LIABILITIES
  Convertible note payable to shareholder                                      1,500,000     1,500,000
  Long term debt                                                               2,219,058     2,251,639
  Deferred tax liability                                                          61,506        61,506
                                                                             -----------   -----------


             Total liabilities                                                 5,984,051     4,433,427
                                                                             -----------   -----------

COMMITMENT AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                            137,499

MINORITY INTEREST                                                              1,793,500     1,793,500

STOCKHOLDERS' EQUITY:
    Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
   Common stock; $.001 par value; 40,000,000 shares authorized;
       2,659,543 and 2,672,043 shares issued and outstanding, respectively         2,660         2,670
    Additional paid-in capital                                                10,468,978    10,470,306
    Retained earnings                                                          8,146,543     7,686,593
                                                                             -----------   -----------

                                                                              18,618,181    18,159,569
                                                                             -----------   -----------

TOTAL                                                                        $26,395,732   $24,523,995
                                                                             ===========   ===========

See notes to consolidated financial statements.

ITEM 1.               FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------


                                                             Quarter Ended
                                                        March 31,     March 31,
                                                          1997            1996
                                                       -----------    -----------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                                $    89,523    $    81,984
        Rental income                                      112,538        109,413
        Parking lot operation                               75,000         98,804
    Interest                                                43,948         52,460
    Other                                                   15,000
                                                       -----------    -----------

            Total revenue                                  336,009        342,661
                                                       -----------    -----------

COSTS AND EXPENSES:
     Compensation and related costs                        206,629        170,529
     Other general and administrative                       84,986        143,530
     Interest                                                              65,146
                                                       -----------    -----------

            Total  costs and expenses                      291,615        379,205
                                                       -----------    -----------

EQUITY IN EARNINGS OF JOINT VENTURE                        695,556        616,096
                                                       -----------    -----------

INCOME BEFORE INCOME TAXES                                 739,950        579,551

INCOME TAXES                                              (280,000)      (215,000)
                                                       -----------    -----------

NET INCOME                                                 459,950        364,551

Costs related to common stock subject to put options                       (9,042)
                                                       -----------    -----------

NET INCOME ATTRIBUTABLE TO COMMON SHARES               $   459,950    $   355,509
                                                       ===========    ===========

NET INCOME PER COMMON SHARE                            $      0.17    $      0.14
                                                       ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                          2,661,190      2,521,844
                                                       ===========    ===========


See notes to consolidated financial statements.

ITEM 1.                 FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                 1997          1996
                                                                             -----------    -----------
OPERATING ACTIVITIES:
    Net Income                                                               $   459,950    $   364,551
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation & amortization                                                   2,132
     Equity in earnings of joint venture                                        (418,494)      (325,895)
     Noncash compensation                                                          5,000
     Changes in operating assets and liabilities:
            Accounts receivable                                                  (74,880)        (1,436)
            Accounts payable and accrued expenses                              1,580,723         19,813
            Income taxes receivable/payable                                      280,000        165,000
            Other assets
                                                                             -----------    -----------
                 Net cash provided by operating activities                     1,834,431        222,033
                                                                             -----------    -----------

INVESTING ACTIVITIES:
     Land and land improvements                                                                 (24,310)
     Distributions from GHV                                                      509,000      1,246,563
     Note receivable Gilpin Gold, Inc.                                                        1,199,535
     Payments of project development costs                                    (4,381,480)
     Other                                                                        (7,332)      (314,255)
                                                                             -----------    -----------
               Net cash provided by (used in) investing activities            (3,879,812)     2,107,533
                                                                             -----------    -----------

FINANCING ACTIVITIES:
    Acquisition of treasury stock and payments upon exercise of put option      (137,499)      (152,585)
    Payments on long-term debt                                                   (30,099)       (49,114)
                                                                             -----------    -----------
               Net cash (used in) financing activities                          (167,598)      (201,699)
                                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                              (2,212,979)     2,127,867

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                       4,531,355      2,189,648
                                                                             -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 2,318,375    $ 4,317,515
                                                                             ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                                 $    47,495    $    65,145
                                                                             ===========    ===========
      Cash paid for income taxes                                                            $    50,000
                                                                             ===========    ===========


See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (the Company) was incorporated on January 10, 1991 in Colorado, to acquire gaming properties for development, joint venture and operation. The Company completed the construction of the Gilpin Hotel Casino (the Casino) in Black Hawk, Colorado, in September 1992 and the Casino opened on October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest. In November 1994, GHV acquired an adjacent casino, which was put into operation in January 1995. In November 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk / Jacobs Entertainment, LLC (the LLC)for the purpose of developing and managing a hotel/casino project in Black Hawk, Colorado.


2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at March 31, 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. and its 75% owned subsidiary Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1996.

         Joint Venture --- The Company accounts for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's ownership in GHV.

         New Accounting Pronouncement --- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:


                                                                  March 31,    December 31,
                                                                    1997          1996
                                                                 -----------   -----------
             ASSETS

Current assets                                                   $ 2,960,273   $ 2,712,283
Gaming facility, net                                               8,639,887     8,966,878
Goodwill                                                           1,349,875     1,376,136
                                                                 -----------   -----------

                                                                 $12,950,035   $13,055,297
                                                                 ===========   ===========

LIABILITIES AND VENTURERS'
INVESTMENTS AND ADVANCES

Current liabilities                                              $ 2,998,731   $ 2,681,137
Long-term debt                                                     4,919,947     5,161,792
Venturers' investments and advances                                5,031,357     5,212,368
                                                                 -----------   -----------
                                                                 $12,950,035   $13,055,297
                                                                 ===========   ===========
                                                                   Quarter Ended March 31
                                                                 -------------------------
                                                                    1997          1996
                                                                 -----------   -----------
REVENUES:
   Casino                                                        $ 7,082,666   $ 6,918,101
   Food and Beverage                                                 731,243       625,901
                                                                 -----------   -----------

     Total revenues                                                7,813,909     7,544,002

   Less : promotional allowance                                      502,214       293,083
                                                                 -----------   -----------

     Net revenues                                                  7,311,695     7,250,919
                                                                 ===========   ===========

COSTS AND EXPENSES:
   Casino operations                                             $ 3,164,695   $ 3,198,779
   Cost of food and beverage sales                                   110,631       150,941
   Food and beverage operations                                      496,259       505,668
   Marketing, general and administrative                           2,231,162     2,323,170
   Depreciation and amortization                                     332,572       296,457
   Interest expense                                                  139,388       124,115
                                                                 -----------   -----------

     Total costs and expenses                                      6,474,707     6,599,130
                                                                 -----------   -----------

NET INCOME                                                       $   836,988   $   651,789
                                                                 ===========   ===========

         The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV. Certain items in the March 31, 1996 financial information have been reclassified to conform to the March 31, 1997 presentation.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (CONTINUED)

4. OTHER MATTERS

         Oklahoma property acquisition --- During 1994 the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe for the purpose of operating a 53,000 square foot, high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City known as "Bricktown". The Company endeavored to negotiate with the Sac and Fox Nation Indian Tribe, however, during 1996, negotiations did not progress as the Company hoped. The exceedingly difficult inter-relationships between the Tribe, the Bureau of Indian Affairs, and the National Indian Gaming Commission have caused the Company to reconsider the overall economics of this transaction. Presently, the Company is pursuing alternative uses of the property or its sale in which event the Company believes it can recoup its cash cost, however, can give no assurance in this regard.

         Black Hawk / Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacob's Entertainment, Inc. (Jacob's) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado. After many changes and revisions, the current plan for the project is a 50-60 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, three bars, and three floors of underground parking for approximately 500 cars. As a result of the refinements during the development process, it was decided to incorporate a two-story overflow parking facility for approximately 220 additional parking spaces on 44,000 square feet on Millsite 30 into the Jacobs Project.

On March 27, 1997 the LLC closed financing, effective March 7, 1997, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate of LIBOR plus 3.5% (9% at March 31, 1997). Principal payments are due quarterly beginning at the end of the first quarter after the project is open, which is presently estimated to be May 15, 1998. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On November 12,1996, the Company entered into an agreement with Diversified Opportunities Group, Inc. (Diversified) and BH Entertainment Ltd.
(BH) (both affiliates of Jacobs) whereby Diversified, BH, and the Company created the LLC in which the Company is a 75% owner and the manager of the LLC. The Company's interest in the LLC is based upon required total capital contributions of $15,000,000. In connection with the formation of the LLC, Diversified provided debt and equity financing to the Company.

         As of March 31, 1997, the Company has contributed $4,792,500 to the LLC which represents 72% of the contributed capital, as defined, of the LLC as of the end of the first quarter of 1997. The Company is required to continue to contribute to the LLC until such time as its capital contributions are equal to its 75% ownership interest, at which time Diversified will resume its pro rata contributions to the LLC as necessary. Diversified's interest in the LLC is reflected as minority interest in the accompanying consolidated balance sheet.


5. CAPITALIZED CONSTRUCTION INTEREST

         As a result of construction of the hotel/casino/parking complex in Black Hawk, Colorado, the Company began capitalizing interest expense during 1996. Capitalized interest through March 31, 1997 totaled approximately $200,000 of which $75,000 related to the quarter ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO THE QUARTER ENDED MARCH 31, 1996

         Income before income taxes for the quarter ended March 31, 1997 increased compared to the comparable quarter of 1996 by $160,399 or 28%. While total revenue of the Company is generally equivalent to the prior quarter, increased profitability is due to a decrease in total costs and expenses of approximately $87,590 or 23% and an increase in equity in earnings of the Joint Venture of approximately $79,460 or 13%. The following is a discussion of the various changes in the components of the Company's consolidated statements of operations for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

         Revenues

         The Company's current quarter total revenue is equivalent to the comparable quarter, showing only a slight decline of approximately $6,652 or 2%. Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will move accordingly. The current period costs and expenses of the Casino decreased by approximately $124,000 or 2% while net revenue generated by the Casino increased by approximately $61,000 or 1%. Accordingly, the management fee earned by the Company for the current quarter, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, resulted in an increase over the prior quarter of $7,539 or 9%.

         The Company and its joint venture partner are the co-owners of the land underlying the Casino. The Joint Venture agreement requires GHV to pay a monthly land rental fee equivalent to 7% of the net gaming revenues of the Casino. Rental income attributable to the land underlying the Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture. The Company's rental income for the current quarter increased by approximately $3,125 or 3%. While net gaming revenues of the Casino for the current quarter were up as compared to the same quarter last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         The other principal revenue account of the Company is the parking fees it receives from the Joint Venture for the use of Millsites 30, 31, and on an as needed basis, Millsite 32, as parking for the patrons of the Casino. Due to the reduction in available parking for the Gilpin Hotel Casino by the Company, parking revenue decreased by $23,804 or 24% when compared to the prior period. In February 1995, the Company began charging an additional monthly fee to the Joint Venture for the use of Millsite 31 at a rate of $9,202 per month which is the same per car per day rate used on Millsite 30. In November 1995, the Company agreed to allow the use of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

Millsite 32 for parking, on a trial basis, for a monthly charge of $10,000. The Joint Venture utilized Millsite 32 in January and February of 1996, however, as the Company commenced predevelopment work on Millsite 32 during March of 1996, the parking on Millsite 32 has not been available since that time. Additionally, the Company eliminated parking on Millsite 31 and has reduced the parking availability on Millsite 30 due to the LLC's current construction efforts. The Company may continue to rent a portion of Millsite 30 to the Gilpin Hotel Casino however, only on a month-to-month basis and as construction scheduling will allow. The agreement for the use of Millsite 30 for the benefit of the Gilpin Hotel Casino, ended on January 1, 1996. Presently, the Company is charging the Gilpin Hotel Casino the same $50,000 monthly fee established in 1995. During March 1997 the Company gave formal notice to its Joint Venture partner in the GHV that effective November 1, 1997 parking will no longer be available on Millsite 30. The Company would anticipate a decline in its parking lot operation revenue as a result of the termination of this agreement and while construction commences on Millsite 30 for the overflow parking facility for the LLC project.

         The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments and consulting services. During the fourth quarter of 1994 the Company advanced $1,495,000 to an affiliate of its Joint Venture partner in order to effectuate the closing for the purchase of the Pick-A-Dilly casino. The Company earned 10% on this note, plus a fee for having made the loan to its joint venture partner. The loan was repaid in the second quarter of 1996, therefore there was no interest income related to this note the quarter ended March 31, 1997 whereas $15,916 in interest was earned on this note in the comparable quarter of the prior year. As the Company expends funds on other projects, interest income will decrease. During the current quarter, the Company was retained by a Colorado casino to provide consulting services on a month to month basis, at the rate of $5,000.

         Costs and Expenses

         Total compensation and related costs for the current quarter increased by approximately $36,100 or 21% generally due to the increased salaries and costs for employees of the Company; other general and administrative costs decreased by $58,544 or 41% as the Company's increased level of activity pursuing other markets decreased. Interest incurred during construction totaling approximately $75,000 was capitalized during the current quarter resulting in a decrease in interest expense of approximately $65,146 when compared to the comparable quarter of the previous year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         Equity in Earnings of Joint Venture

         By virtue of the Company's 50% ownership of GHV, the Company is required to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "equity in earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, equity in earnings of Joint Venture accounts for substantially all of the Company's income before income taxes. Summarized financial information on the Joint Venture is provided in Note 3 to the financial statements included within this report.

         During the quarter ended March 31, 1997 GHV's revenues increased by approximately $270,000. However, when reduced by an increase in complimentary sales of $209,000, net revenues increased by approximately $61,000. The total costs and expenses of GHV decreased by approximately $124,000. Accordingly, the net result is an increase in the net income of GHV of approximately $185,000, or 28% over the comparable quarter of the preceding year.

         The competitive environment in the City of Black Hawk has changed the dynamics of the gaming industry significantly from the end of the comparable quarter of the prior year to the end of the current quarter. The principal changes include: an increase in parking availability in the city of approximately 550 parking spaces as well as an increase in the total number of gaming devices of approximately 400 units or 8% by competing casinos. While these changes took place, GHV's parking availability was reduced by 105 parking spaces due to construction efforts of the LLC.

         The change in the Casino management of GHV that occurred during the first quarter of the preceding year has had a positive impact on GHV's operations. The new management has: streamlined the existing operations of the GHV; increased marketing dollars spent on the busing program to offset the reduction in parking; realigned marketing programs to provide more benefit to players; enhanced the food and beverage product and remained focused on providing an enjoyable gaming experience for the GHV customers. With these changes GHV remained competitive, and improved its operational efficiency when compared to the first quarter of 1996.

         GHV attributes the approximate $61,000 increase in net revenues principally to an increases in net Casino revenue (slot machines, table games and OTB) of $165,000 offset by a decrease in net food and beverage revenue (net of promotional allowance) of $104,000.

         Although net revenues did not increase significantly, management is encouraged by the first quarter results. The slot revenue reported for the quarter ended March 31, 1997 was the highest first quarter in the history of GHV, even though traffic flow was reduced due to the construction efforts resumed by the Business Improvement District (BID) on Main Street in Black Hawk. BID efforts were located directly in front of the Casino during the third week of March and will continue through the second quarter of 1997. Management believes that the BID will have a negative impact on revenues of GHV.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         The income statement of GHV, (see note 3 of the accompanying notes to consolidated financial statements), includes classification of costs and expenses by operating departments. The net decrease in costs and expenses of the individual departments has not been significant when compared to the first quarter of 1996, however, when aggregated, the most significant changes that comprise the net decrease in costs and expense of $124,000 include, decreases in: labor costs of $402,000 or 18%; legal fees of $49,000 or 78%; parking fees of $153,500 or 49%; bad debts of $75,000 or 54% and other net expenses of $20,500. These decreases are offset by increases in: marketing and related costs of $400,000 or 78%; gaming taxes of $96,000 or 8%; rent of $12,500 or 3%; management fees of $16,000 or 9%; depreciation of $36,000 or 12% and interest expense of $15,000 or 12%.

         Essentially, the current quarter decrease in total expenses of $124,000 or 2%, when compared to the first quarter of 1996; reflects the operational savings that have been converted to marketing expenses. The Company believes that many of the expenses in the current quarter, when compared to the prior quarter, indicate that the additional dollars spent on marketing programs are beginning to have a positive impact.

         In the opinion of management, GHV's operations for the first quarter of 1997 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier) averages for slot machines and table games remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         Income taxes

         The current quarter income tax expense is based upon a combined federal and state tax rate approximating 37%. The Internal Revenue Service
(IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement for findings, in GHV's 1992, 1993 and 1994 income tax returns which will increase the amount of taxable income allocated to the venturers by approximately $128,000, $158,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the venturers by approximately $57,000. The findings represent principally temporary differences, which will reverse in future years.

         Net income per share of common stock

         Results of operations for the first quarter of 1997 yielded net income per common share of approximately $.17 based on weighted average shares outstanding of 2,661,000, while earnings per share for the first quarter of 1996 were $.14 based on weighted average shares outstanding of 2,521,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $1,834,400 in the first quarter of 1997 and $222,033 in the first quarter of 1996. The principal reason for the increase in cash provided by operating activities is due principally to increase in accounts payable and accrued expenses associated with the LLC.

         Net cash used in investing activities for the first quarter of 1997 was $3,880,000 and was primarily the result of payments for project development costs associated with the LLC of $4,381,000, offset by distributions from GHV of $509,000. During the first quarter of 1996 the net cash provided by investing activities totaled $2,107,533 and was primarily the result of distributions from GHV of $1,246,500 and loan repayments of $1,199,500 offset principally by the pursuit of other projects totaling $314,000 and improvements to land totaling $24,000.

         The net cash used in financing activities during the first quarter of 1997 amounted to $167,600 and is the result of the acquisition of common stock "put" to the Company totaling $137,500 and payments on long-term debt of $30,000. Financing activities used $202,000 in the first quarter of 1996, principally the result of the acquisition of treasury stock and common stock "put" to the Company totaling $153,000 and payments on long-term debt of $49,000.

         The Company's principal sources of capital consist of cash flow distributions from GHV and cash generated from its rental and management operations and minority interest contributions to its majority owned subsidiary. As of March 31, 1997 the Company has working capital of $395,000 as compared to $4,396,000 at December 31, 1996. In the first quarter of 1997 the Company received $509,000 of distributions from GHV. The project development costs associated with the LLC has temporarily decreased working capital. The Company believes its current working capital position and distributions from GHV, as well as the additional proceeds from the sale of convertible notes and/or stock pursuant to the Jacobs transaction, discussed below, and totaling an additional $4,500,000 at March 31,1997, will be sufficient to meet its short term requirements, which are operating expenses, principal and interest payments on indebtedness and capital contributions required by the LLC prior to drawing upon project financing. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

         The recoupement provision of the GHV agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's Joint Venture partner is obligated to repay to the Company its proportion of development costs of the Gilpin Hotel Casino out of its share of the after-tax distributions of GHV. The Company's joint venture partner is obligated to repay a remaining balance of approximately $1,244,000 for its proportionate share of the development account based upon 40% of the after tax profits of the Casino, if any.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

         There were no repayments against the development account during the quarters presented. The Company's joint venture partner (GVI) is withholding payment against this recoupment account and is disputing certain expenses paid by, and distributions made to the Company. The Company has made numerous requests of GVI to prepare a detailed listing of the dates, description and amounts of the disputed items, however the Company has not received any such explanation. The Company intends to institute arbitration proceedings to pursue collection of the amounts due pursuant to the recoupment account which is estimated at $200,000 through March 31, 1997.

         In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. After many changes, to accommodate certain infrastructure requirements of the city of Black Hawk and other state and federal agencies, the current plan for the project has now evolved into a single phased 50 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, three bars, three floors of underground parking and an attendant two-story parking structure on adjacent Millsite 30. Total parking will accommodate approximately 700 vehicles. The project is owned by the LLC in which the Company owns a 75% interest and Jacobs a 25% interest.

         In connection with the LLC agreement, the Company issued 190,476 shares of its $.001 par value common stock to Diversified Opportunities Group, Inc. (Diversified) for $1,000,000 and convertible debt amounting to $1,500,000. The debt is convertible at $5.25 per share and is secured by a first priority lien on 100% of the Company's interest in the LLC. Interest on the note is at a variable rate per annum, computed based upon the London Interbank rate (LIBOR) plus 2% and is payable quarterly. Additionally, the LLC agreement further provides for Diversified to invest an additional $4,500,000 in convertible notes under the same terms and conditions as the $1,500,000 of convertible notes.

         In December 1996 the LLC gave the contractor "notice to proceed" with limited construction pending securing of permanent financing. On February 27, 1997 the LLC obtained its excavation / foundation permit from the City of Black Hawk and on March 27, 1997, effective March 7, 1997, closed its financing with Wells Fargo Bank for a $40,000,000 construction loan. Since the commencement of the project, the Company has funded its share of the LLC costs, totaling $4,792,500, excluding certain land costs through March 31,1997, as well as an additional $297,000 in costs which were incurred prior to formation of the LLC, out of current working capital and/or funds generated by operations. Presently the total project costs, including land costs, are estimated to be approximately $67,000,000.

         Under the terms of the credit facility agreement the Company must contribute $15 million in equity to the LLC project for its 75% interest before disbursements under the credit facility will be made by the lender. It is anticipated that the majority of this commitment will be met from the contribution of certain land ($3,600,000), credit for development costs already paid ($6,600,000), unfunded commitments of Jacobs ($4,500,000) and other officers and directors ($750,000). As the result of using most of its current working capital, the Company may find it necessary to seek additional sources of either debt or equity financing.

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

     2. To amend the Company's Articles of Incorporation to provide for staggered terms for the Company's Board of Directors; and

     3. To approve, in accordance with the bylaws of the National Association of Securities Dealers, Inc. ("NASD"), the conversion feature of certain notes issued by the Company pursuant to which shares of the Company' Common Stock may be issued.

          The Board of Directors fixed the close of business on December 13, 1996, as the record date for the determination of shareholders entitled to vote at the meeting. Reference is made to a definitive proxy statement filed by the Company pursuant to Regulation 14A adopted under the Securities Exchange Act of 1934 which is incorporated herein for further details.

Results of voting on the three proposals were as follows:

                                                                              For        Against     Abstain

     1.   Increase in Size of Board                                        2,389,008      25,286      1,925

     2.   Staggered Board (Not approved by requisite number of shares.)    1,243,254      38,540      1,700

     3.   Approval per Nasdaq Listing Agreement                            1,044,962      23,711      6,051

Item 5.      Other Information

                  None

Item 6.      Exhibits and Reports on Form 8-K

                  (a)     Exhibits:

                          27 Financial Data Schedule

                  (b)     Reports on Form 8-K:

                          (1) March 27, 1997 Re: Closing of Construction
                              financing with Wells Fargo Bank, N.A.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Black Hawk Gaming & Development Company, Inc.
                                   ---------------------------------------------
                                                Registrant



Date:  May 2, 1997             By:
       -----------                 ---------------------------------------------
                                   Jeffrey P. Jacobs, Co-Chairman of the Board
                                   of Directors and Chief Executive Officer



                                   ---------------------------------------------
                                   Stephen R. Roark, President and Chief
                                   Financial Officer