Form 10-K/A
period 1996-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-05-14
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

    AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  December 31, 1996       Commission File No. 33-57342
-------------------------                           ------------------

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

          Colorado                                   84-1158484
-------------------------------          ------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        2060 Broadway, Suite 400, Boulder, Colorado              80302
        -----------------------------------------------------------------
         (Address of principal executive offices)              (Zip code)

                                (303) 444-0240
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act:  None.
          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                                Class A Warrants
                                Class B Warrants
                          ----------------------------
                               (Title of Classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (X)     No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 12, 1997, was approximately $7,948,400 based upon the reported closing sale price of such shares on the NASDAQ National Market System for that date. As of March 12, 1997, there were 2,672,043 shares outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE:   -NONE-

The Registrant's Annual Report on Form 10-K is hereby amended as follows:

Reference

Page 31 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The last two sentences of the last paragraph of Item 7 are hereby deleted in their entirety so that the paragraph now reads as follows:

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

Page F-9 Footnote 3. Gilpin Hotel Venture. The last sentence of fourth paragraph is deleted in its entirety and the second to last sentence of the fourth paragraph is revised to delete the reference to the expiration of the management contract. As amended, the fourth paragraph of footnote 3 reads as follows:

                 Under the terms of the joint venture agreement, the land and improvements are leased by GHV from the Company and an affiliate of Gilpin Ventures, Inc. for a monthly rental fee of 7% of gross gaming revenues, as defined. The Company operates the casino facility pursuant to a management agreement. The Company is paid a monthly management fee by GHV for operating the Casino. The monthly fee consists of 11% of the defined annual net profits from gaming, plus 3% of the adjusted gross sales and 10% of the defined annual net profits of the food and beverage operations. During the year ended December 31, 1996, the Casino's results of operations were below the performance levels established by the management agreement.
                 As of December 31, 1996, the Company does not believe that it will be removed as manager of the Casino.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado on May 14, 1997.

                                    BLACK HAWK GAMING &
                                      DEVELOPMENT COMPANY, INC.


                                    By: /s/ Jeffrey P. Jacobs
                                       ---------------------------------------
                                            Jeffrey P. Jacobs, Co-Chairman and
                                            Chief Executive Officer

                                        /s/ Stephen R. Roark
                                       ---------------------------------------
                                            Stephen R. Roark, President
                                            and Chief Financial and
                                            Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 1997.

Signature                                                           Title
---------                                                           -----
 /s/ Robert D. Greenlee                                             Director
-----------------------------------------------------
Robert D. Greenlee

 /s/ Jeffrey P. Jacobs                                              Director
--------------------------------------------------------
Jeffrey P. Jacobs

 /s/ Stephen R. Roark                                               Director
------------------------------------------------------
Stephen R. Roark

 /s/ Frank B. Day                                                   Director
--------------------------------------------------------
Frank B. Day

 /s/ J. Patrick McDuff                                              Director
-------------------------------------------------------
J. Patrick McDuff

 /s/ Robert H. Hughes                                               Director
------------------------------------------------------
Robert H. Hughes

 /s/ Martin S. Winick                                               Director
--------------------------------------------------------
Martin S. Winick