Form 10-Q
period 1997-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-08-13
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


        X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ---   EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 1997
                                 ----------------------
                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE --- SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    33-57342


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              ------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Colorado                                             84-1158484
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2060 Broadway, Suite 400
Boulder, Colorado                                                  80302
-------------------------                                          -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (303) 444-0240


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value                           2,659,543 shares
-----------------------------                           ----------------
         Class                               Outstanding as of  August 11, 1997

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               Index to Form 10-Q

                                 June 30, 1997

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  June 30, 1997 and December  31, 1996                      1

                  Consolidated Statements of Income
                  for the three and six months
                  ended June 30, 1997 and 1996                              2

                  Consolidated Statements of Cash Flows
                  for the six months ended
                  June 30, 1997 and 1996                                    3

                  Notes to Consolidated Financial Statements                4-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-15

PART II. OTHER INFORMATION

         Item .   Legal Proceedings                                         16

         Item 2.  Changes in Securities                                     16

         Item 3.  Defaults Upon Senior Securities                           16

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                          16

         Item 5.  Other Information                                         16

         Item 6.  Exhibits and Reports on Form 8-K                          16

SIGNATURES                                                                  17


PART 1 - FINANCIAL INFORMATION (UNAUDITED)

Item 1.                   Financial statements

-------------------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------


ASSETS                                                                          June 30,       December 31,
                                                                                  1997             1996
                                                                               -----------     -----------
CURRENT ASSETS
   Cash and cash equivalents                                                   $ 3,829,488     $ 4,531,355
   Accounts receivable:
             Gilpin Hotel Venture                                                   89,357          78,865
             Other                                                                  11,549           2,071
   Income taxes receivable                                                         325,100
   Deferred tax asset                                                               79,267          79,267
                                                                               -----------     -----------
             Total current assets                                                4,009,661       5,016,658

INVESTMENT IN AND ADVANCES TO
             GILPIN HOTEL VENTURE                                                3,944,401       3,966,645


LAND
    Leased to Gilpin Hotel Venture
        Casino Ground                                                            1,967,689       1,967,689
        Millsite 29                                                                791,801         791,801
    Held for development:
        Oklahoma                                                                   579,049         579,049
    Under development:
        Millsite 30 and other                                                    1,466,317       1,466,317
        Millsite 31                                                              2,418,754       2,418,754
        Millsite 32                                                              3,568,234       3,568,234
        Millsite 34                                                              1,080,000
                                                                               -----------     -----------
             Total land                                                         11,871,844      10,791,844

PROJECT DEVELOPMENT COSTS                                                       13,957,906       4,699,513

OTHER ASSETS                                                                        54,707          49,335
                                                                               -----------     -----------

TOTAL                                                                          $33,838,519     $24,523,995
                                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $ 2,030,397     $   495,786
    Current portion of long-term debt                                                  438         124,496
                                                                               -----------     -----------
             Total current liabilities                                           2,030,835         620,282

NON CURRENT LIABILITIES
  Convertible note payable to shareholder                                        6,000,000       1,500,000
  Long term debt                                                                 2,251,639
  Deferred tax liability                                                            61,506          61,506
                                                                               -----------     -----------


             Total liabilities                                                   8,092,341       4,433,427
                                                                               -----------     -----------

COMMITMENT AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                                137,499

MINORITY INTEREST                                                                6,704,688       1,793,500

STOCKHOLDERS' EQUITY:
    Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
   Common stock; $.001 par value; 40,000,000 shares authorized;
       2,659,543 and 2,672,043 shares issued and outstanding, respectively           2,660           2,670
    Additional paid-in capital                                                  10,439,386      10,470,306
    Retained earnings                                                            8,599,444       7,686,593
                                                                               -----------     -----------

                                                                                19,041,490      18,159,569
                                                                               -----------     -----------

TOTAL                                                                          $33,838,519     $24,523,995
                                                                               ===========     ===========

See notes to consolidated financial statements.

Item 1.                   Financial Statements (continued)
-------------------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------


                                                                Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                            1997             1996             1997             1996
                                                         -----------      -----------      -----------      -----------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                                  $    72,553      $    82,718      $   162,076      $   164,702
        Rental income                                        107,333          105,057          219,871          214,470
        Parking lot operation                                 75,000           93,804          150,000          192,608
    Interest                                                  29,831           50,438           73,779          102,898
    Other                                                     10,000                            25,000
                                                         -----------      -----------      -----------      -----------

             Total revenue                                   294,717          332,017          630,726          674,678
                                                         -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
     Compensation and related costs                          203,631          180,742          410,260          351,271
     Other general and administrative                         74,377          106,368          159,363          249,898
     Interest                                                                  54,736                           119,882
                                                         -----------      -----------      -----------      -----------

             Total  costs and expenses                       278,008          341,846          569,623          721,051
                                                         -----------      -----------      -----------      -----------

EQUITY IN EARNINGS OF JOINT VENTURE                          523,146          615,294        1,218,702        1,231,390


INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM             539,855          605,465        1,279,805        1,185,017

INCOME TAXES                                                (172,725)        (225,000)        (452,725)        (440,000)
                                                         -----------      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                             367,130          380,465          827,080          745,017

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT            $    85,771                       $    85,771

COSTS RELATED TO COMMON STOCK SUBJECT TO PUT OPTIONS                           (6,192)                          (15,234)
                                                         -----------      -----------      -----------      -----------

NET INCOME ATTRIBUTABLE TO COMMON SHARES                 $   452,901      $   374,273      $   912,851      $   729,783
                                                         ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE:
                  Income before extraordinary item       $      0.14      $      0.15      $      0.31      $      0.30
                  Extraordinary item                     $      0.03                       $      0.03
                                                         -----------      -----------      -----------      -----------
                  Net income                             $      0.17      $      0.15      $      0.34      $      0.29
                                                         ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                            2,672,090        2,508,078        2,672,090        2,513,572
                                                         ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

ITEM 1.                   FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                  1997             1996
                                                                               -----------      -----------
OPERATING ACTIVITIES:
    Net Income                                                                 $   912,851      $   745,017
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation & amortization                                                     4,269
     Equity in earnings of joint venture                                          (686,756)        (659,610)
     Noncash compensation                                                            4,000
     Gain on early retirement of debt                                             (136,796)
     Changes in operating assets and liabilities:
             Accounts receivable                                                   (19,970)          41,499
             Accounts payable and accrued expenses                                 (32,758)           2,493
             Income taxes receivable/payable                                       325,100           45,367
             Other assets                                                           (8,649)
                                                                               -----------      -----------
                  Net cash provided by operating activities                        361,291          174,766
                                                                               -----------      -----------

INVESTING ACTIVITIES:
     Land and land improvements                                                    (38,110)
     Distributions from GHV                                                        709,000        1,746,563
     Note receivable Gilpin Gold, Inc.                                           1,335,971
     Payments of project development costs                                      (7,691,024)        (475,000)
     Other                                                                         (35,922)        (318,465)
                                                                               -----------      -----------
                Net cash (used in) provided by investing activities             (7,017,946)       2,250,959
                                                                               -----------      -----------

FINANCING ACTIVITIES:
    Acquisition of treasury stock and payments upon exercise of put option        (137,499)        (290,085)
    Proceeds from issuance of convertible debt to shareholder                    4,500,000
    Minority interest contributions to majority-owned subsidiary                 3,831,188
    Payments on long-term debt                                                  (2,238,901)        (745,062)
                                                                               -----------      -----------
                Net cash provided by (used in) financing activities              5,954,788       (1,035,147)
                                                                               -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                  (701,867)       1,390,578

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                         4,531,355        2,189,648
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 3,829,488      $ 3,580,226
                                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest                                                   $    93,282      $   119,881
                                                                               ===========      ===========
      Cash paid for income taxes                                               $   244,776      $   591,000
                                                                               ===========      ===========
      Acquisition of treasury stock                                                             $   275,000
                                                                               ===========      ===========

  Non-Cash Items:
      Land contributed to majority-owned subsidiary by minority interest       $ 1,080,000
                                                                               ===========      ===========

See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (the Company) was incorporated in Colorado, on January 10, 1991, to acquire gaming properties for development, joint venture and operation. The Company completed the construction of the Gilpin Hotel Casino (the Casino) in Black Hawk, Colorado, in September 1992 and the Casino opened on October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest. In November 1994, GHV acquired an adjacent casino, which was put into operation in January 1995. In November, 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk / Jacobs Entertainment, LLC (the LLC); for the purpose of developing and managing a hotel / casino project in Black Hawk, Colorado. The accompanying consolidated financial statements include the accounts of the LLC as of June 30, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at June 30, 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. and its 75% owned subsidiary Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 1996.

         Joint Venture --- The Company accounts for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's ownership in GHV.

         New Accounting Pronouncements --- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards, ("SFAS") 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This Statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. This Statement is not expected to have a material effect on the Company's reported EPS amounts. This Statement is effective for the Company's financial statements for the year ended December 31, 1997.

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that a company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Reclassifications of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS 130 will have on its consolidated financial statements. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (CONTINUED)

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This Statement establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. This Statement also requires that a public company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company has not determined the effect if any that SFAS 131 will have on disclosure in its financial statements. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                  (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:

                                         June 30,       December 31,
                                           1997            1996
                                        -----------     -----------
             ASSETS

Current assets                          $ 2,526,830     $ 2,712,283
Gaming facility, net                      8,701,139       8,966,878
Goodwill                                  1,323,614       1,376,136
                                        -----------     -----------

                                        $12,551,583     $13,055,297
                                        ===========     ===========

LIABILITIES AND VENTURERS'
INVESTMENTS AND ADVANCES

Current liabilities                     $ 2,674,392     $ 2,681,137
Long-term debt                            4,709,312       5,161,792
Venturers' investments and advances       5,167,879       5,212,368
                                        -----------     -----------

                                        $12,551,583     $13,055,297
                                        ===========     ===========

                                             Three Months Ended June 30,      Six Months Ended June 30,
                                             ---------------------------      --------------------------
                                                1997            1996            1997            1996
                                             -----------     -----------     -----------     -----------
REVENUES:
   Casino                                    $ 6,806,557     $ 6,690,817     $13,889,223     $13,608,918
   Food and Beverage                             750,222         638,569       1,481,465       1,264,470
                                             -----------     -----------     -----------     -----------

     Total revenues                            7,556,779       7,329,386      15,370,688      14,873,388

   Less : promotional allowance                  506,968         271,539       1,009,182         564,622
                                             -----------     -----------     -----------     -----------

     Net revenues                              7,049,811       7,057,847      14,361,506      14,308,766
                                             -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
   Casino operations                         $ 3,216,860     $ 3,099,276     $ 6,381,555     $ 6,298,055
   Cost of food and beverage sales               107,592         133,219         218,223         284,160
   Food and beverage operations                  512,441         523,299       1,008,700       1,028,967
   Marketing, general and administrative       2,206,692       2,188,487       4,437,854       4,511,657
   Depreciation and amortization                 337,960         306,617         670,532         603,074
   Interest expense                              131,743         139,519         271,131         263,634
                                             -----------     -----------     -----------     -----------

     Total costs and expenses                  6,513,288       6,390,417      12,987,995      12,989,547
                                             -----------     -----------     -----------     -----------

NET INCOME                                   $   536,523     $   667,430     $ 1,373,511     $ 1,319,219
                                             ===========     ===========     ===========     ===========



         The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV. Certain items in the June 30, 1996 financial information have been reclassified to conform to the June 30, 1997 presentation.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (CONTINUED)

4. OTHER MATTERS

         Black Hawk / Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado. After many changes and revisions, the current plan for the project is a 50 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, three bars, and three floors of underground parking for approximately 450 cars. As a result of the refinements during the development process, it was decided to incorporate a two-story overflow parking facility for approximately 200 additional parking spaces on 44,000 square feet of Millsite 30 into the Jacobs Project.

         On March 27, 1997, the LLC closed financing, effective March 7, 1997, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate based upon the London Interbank rate ("LIBOR") plus 3.5%. Principal payments are due quarterly beginning at the end of the first quarter after the project is open, which is presently estimated to be May 30, 1998. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On November 12, 1996, the Company entered into an agreement with Diversified Opportunities Group, Inc. (Diversified) and BH Entertainment Ltd.
(BH) (both affiliates of Jacobs) whereby Diversified, BH, and the Company created the LLC in which the Company is a 75% owner and the manager of the LLC. The Company's interest in the LLC is based upon required total equity contributions of $20,115,000 (including land costs). In connection with the formation of the LLC, Diversified provided debt and equity financing to the Company.

         As of June 30, 1997, the Company has contributed approximately $17,139,800 (including land costs) to the LLC which represents 72% of the contributed capital, as defined, of the LLC as of the end of the second quarter of 1997. The Company is required to continue to contribute to the LLC until such time as its capital contributions are equal to its 75% ownership interest, at which time Diversified will resume its pro rata contributions to the LLC as necessary. Diversified's ownership in the LLC is reflected as a minority interest in the accompanying consolidated balance sheet.

         Oklahoma property acquisition --- During 1994, the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe for the purpose of operating a 53,000 square foot, high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City known as "Bricktown". The Company endeavored to negotiate with the Sac and Fox Nation Indian Tribe, however, during 1996, negotiations did not progress as the Company hoped. The exceedingly difficult inter-relationships between the Tribe, the Bureau of Indian Affairs, and the National Indian Gaming Commission have caused the Company to reconsider the overall economics of this transaction. Presently, the Company is pursuing alternative uses of the property or its sale in which event the Company believes it can recoup its cash cost, however, can give no assurance in this regard.

5. CAPITALIZED CONSTRUCTION INTEREST

         As a result of construction of the hotel/casino/parking complex in Black Hawk, Colorado, the Company began capitalizing interest expense during 1996. Capitalized interest through June 30, 1997, totaled approximately $314,500 of which $114,500 related to the three months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Income before income taxes and extraordinary item for the six months ended June 30, 1997 increased when compared to the comparable period of 1996 by $94,788 or 8%. While total revenue of the company and equity in earnings of the joint venture decreased by $43,952 or 6.5% and $12,688 or 1% respectively; increased profitability is due to a reduction in total costs and expenses of approximately $151,428 or 21%. Additionally, the Company realized an extraordinary gain on the early retirement of debt of $85,771 (net of related taxes). The following is a discussion of the various changes in the components of the Company's consolidated statements of operations for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

         Revenues

         The Company's current period revenue has decreased by $43,952 or 7% as compared to the comparable period of 1996. The net decrease in the Company's revenue is comprised of reductions in: management fees of $2,626 or 2%, parking lot income of $42,608 or 22% and interest income of $29,119 or 28%, and increases in: rental income of $5,401 or 3% and other income of $25,000.

         Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will move accordingly. The current period costs and expenses of the Casino decreased by approximately $1,552, net revenue generated by the Casino increased by approximately $52,740. The management fee earned by the Company for the current period, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, resulted in a decrease of $2,626 or 2%.

         Parking fees are received from the Joint Venture for the use of Millsite 30 in 1997 and Millsites 30, 31 and 32 on an as needed basis, in 1996, as parking for the patrons of the Casino. The Company eliminated parking on Millsite 31 and has reduced the parking availability on Millsite 30 due to the LLC's current construction efforts. Due to the reduction in available parking for the Gilpin Hotel Casino by the Company, parking revenue decreased by $42,608 or 22% when compared to the prior period. The Company may continue to rent a portion of Millsite 30 to the Gilpin Hotel Casino however, only on a month-to-month basis and as construction scheduling will allow. The agreement for the use of Millsite 30 for the benefit of the Gilpin Hotel Casino, ended on January 1, 1996. Presently, the Company is charging the Gilpin Hotel Casino the same $50,000 monthly fee established in 1995. During March 1997 the Company gave formal notice to its Joint

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Venture partner in the GHV that effective November 1, 1997, parking will no longer be available on Millsite 30. The Company would anticipate a decline in its parking lot operation revenue as a result of the termination of this agreement and while construction commences on Millsite 30 for the overflow parking facility for the LLC project.

         The Company and its joint venture partner are the co-owners of the land underlying the Casino. The Joint Venture agreement requires GHV to pay a monthly land rental fee equivalent to 7% of the net gaming revenues of the Casino. Rental income attributable to the land underlying the Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Joint Venture. The Company's rental income for the six months ended June 30, 1997 increased by approximately $5,401 or 3%. While net gaming revenues of the Casino for the current quarter were up as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments and consulting services. During the fourth quarter of 1994 the Company advanced $1,495,000 to an affiliate of its Joint Venture partner in order to effectuate the closing for the purchase of the Pick-A-Dilly casino. The Company earned 10% on this note, plus a fee for having made the loan to its joint venture partner. The loan was repaid in the second quarter of 1996, therefore there was no interest income related to this note for the six months ended June 30, 1997 whereas $20,102 in interest was earned on this note in the comparable period of the prior year. As the Company expends funds on other projects, interest income will decrease. During the current period, the Company was retained by a Colorado casino to provide consulting services on a month to month basis, at a rate of $5,000 per month. As of June 30, 1997, the Company has earned $25,000 for these consulting services.

         Costs and Expenses

         Total compensation and related costs for the six months ended June 30, 1997, increased by approximately $58,989 or 17% generally due to the costs for additional employees of the Company; other general and administrative costs decreased by $90,535 or 36% as the Company's increased level of activity pursuing other markets decreased. Interest incurred during construction totaling approximately $190,101 was capitalized during the current period resulting in a decrease in interest expense of approximately $119,882 when compared to the comparable period of the previous year.

         Equity in Earnings of Joint Venture

         By virtue of the Company's 50% ownership of GHV, the Company is required to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "equity in earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, equity in earnings of the Joint Venture accounts for substantially all of the Company's income before income taxes. Summarized financial information on the Joint Venture is provided in Note 3 to the financial statements included within this report.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         During the six months ended June 30, 1997, GHV's revenues increased by approximately $497,300. However, when reduced by an increase in complimentary sales of $444,560, net revenues increased by approximately $52,740. The total costs and expenses of GHV decreased by approximately $1,552. Accordingly, the net result is an increase in the net income of GHV of approximately $54,292 or 4% over the comparable period of the preceding year.

         The competitive environment in the City of Black Hawk continues to change the dynamics of the gaming industry in Colorado. The principal changes include: expansion by other casinos; increased parking availability at other establishments; an increased number of gaming devices; and more aggressive marketing campaigns by competing casinos. Other factors which put pressure on the operations of the Casino include reduced accessibility to the Casino due to traffic flow constraints imposed by the ongoing construction efforts of the Business Improvement District ("BID.") The BID has been located directly in front of the Casino since the third week of March and will continue its efforts into the third quarter of 1997. These factors have required that the casino be more aggressive with its marketing programs and hence has caused an increase in promotional costs.

         In the opinion of management, the changes in the Casino management of GHV that occurred during the first quarter of 1996 has had a positive impact on GHV's operations. The new management has: streamlined the existing operations of the GHV; increased marketing dollars spent on the busing program to offset the reduction in parking; realigned marketing programs to provide more benefit to players; enhanced the food and beverage product; instituted interior design enhancements to the Casino and concentrated on providing an enjoyable gaming experience for the GHV customers. Management believes with these changes GHV has remained competitive and improved its operational efficiency when compared to the comparable period of 1996.

         GHV attributes the approximate $52,740 increase in net revenues to an increase in net Casino revenue (slot machines, table games and OTB) of $280,305 offset by a decrease in net food and beverage revenue (net of promotional allowance) of $227,565.

         The income statement of GHV, (see note 3 of the accompanying notes to consolidated financial statements), includes classification of costs and expenses by operating departments. The net decrease in costs and expenses of the individual departments has not been significant when compared to the six months ended June 30, 1996. However, when aggregated, the most significant changes that comprise the net decrease in costs and expense of $1,552 include, decreases in: labor costs of $741,337 or 17%; legal fees of $84,763 or 66%; parking fees of $262,027 or 45%; bad debts of $119,927 or 47%. These decreases are offset by increases in: marketing and related costs of $602,757 or 54%; gaming taxes of $253,213 or 10%; food and beverage costs of goods sold of $94,513 or 17%; contract labor of $37,416 or 36%; property taxes of $57,599 or 310%; progressive jackpot expense of $80,219 or 161%; depreciation of $67,458 or 11%; interest expense of $7,497 or 3%; and other net expenses of $5,830.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Essentially, the current period decrease in total expenses of $1,552, when compared to the six months ended of 1996; reflects the operational savings that have been converted to marketing expenses. The Company believes that many of the expenses in the current period, when compared to the prior period, indicate that the additional dollars spent on marketing programs are allowing the Casino to remain competitive.

         In the opinion of management, GHV's operations for the six months ended June 30, 1997 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds
(AGP) (total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier) averages for slot machines and table games remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         Income taxes

         The current quarter income tax expense is based upon a combined federal and state tax rate approximating 37%. The Internal Revenue Service
(IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement for findings, in GHV's 1992, 1993 and 1994 income tax returns which will increase the amount of taxable income of GHV by approximately $128,000, $158,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the venturers by approximately $57,000. The findings represent principally temporary differences, which will reverse in future years.

         Net income per share of common stock

         Results of operations for the six months ended June 30, 1997 yielded net income per common share before extraordinary item of approximately $.31; an extraordinary gain on early retirement of debt, net of estimated income taxes yielded $.03 per share, for a combined net income per share of $.34 on weighted average shares outstanding of 2,672,090. Earnings per share for the comparable period in 1996 was $.29 based on weighted average shares outstanding of 2,513,572.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         QUARTER ENDED JUNE 30, 1997 COMPARED TO THE QUARTER ENDED JUNE 30, 1996

         Generally, no activity occurred during the quarter ended June 30, 1997 that has not otherwise been discussed in the comparison between the six-month period of 1997 to the six month period of 1996 with respect to the Company's overall operations. However, the following is a discussion surrounding significant factors affecting the Casino's operation for the second quarter of 1997 as compared to the second quarter of 1996.

         Equity in earnings of Joint Venture

         During the three months ended June 30, 1997 GHV's revenues increased by approximately $227,393. However, when reduced by an increase in complimentary sales of $235,429, net revenues decreased by approximately $8,036. The total costs and expenses of GHV increased by approximately $122,871. Accordingly, the net result is a decrease in the net income of GHV of approximately $130,907 or 20% over the comparable period of the preceding year.

         GHV attributes the approximate $8,036 decrease in net revenues principally to an increase in net Casino revenue (slot machines, table games and OTB) of $115,740; offset by a decrease in net food and beverage revenue (net of promotional allowance) of $123,776.

         The income statement of GHV, (see note 3 of the accompanying notes to consolidated financial statements), includes classification of costs and expenses by operating departments. The net increase in costs and expenses of the individual departments for the three months ended June 30, 1996, is $122,871 or 2%, over the comparable period of the prior year. The most significant changes that comprise the net increase in costs and expense include decreases in: labor costs of $339,375 or 16%; legal fees of $35,593 or 55%; parking fees of $108,606 or 40%; bad debts of $45,035 or 38%; interest expense of $7,776 or 6%. These decreases are offset by increases in: marketing and related costs of $202,656 or 34%; gaming taxes of $157,249 or 13%; food and beverage costs of goods sold of $66,144 or 25%; contract labor of $28,248 or 52%; property taxes of $63,419 or 252%; progressive jackpot expense of $61,663 or 203%; depreciation of $67,458 or 11%; and other net increase of $12,419.

         As stated in the six month analysis, the Company believes that many of the expenses in the current period, when compared to the prior period, indicate that the additional dollars spent on marketing programs are allowing the Casino to remain competitive.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $361,291 in the first six months of 1997 and $174,766 in the first six months of 1996. The principal reason for the increase in cash provided by operating activities is due principally to an increase in income taxes receivable and a gain on the early retirement of debt as well as an increase in net income of $167,834.

         Net cash used in investing activities for the first six months of 1997 was $7,017,946 and was primarily the result of: payments for project development costs associated with the LLC totaling $7,691,024 and other miscellaneous payments of approximately $35,922. These expenditures were offset by distributions from GHV of $709,000. During the first six months of 1996 the net cash provided by investing activities totaled approximately $2,250,959 and was primarily the result of distributions from GHV of $1,746,563 and loan repayments of $1,335,971 offset principally by project development cost payments totaling $475,000 and other expenditures of $318,465.

         The net cash provided by financing activities during the first quarter of 1997 amounted to $5,954,788 and principally was the result of proceeds from the issuance of convertible debt to Jacobs Entertainment, Inc. totaling $4,500,000 and minority interest contributions totaling $3,831,188. These increases are offset by the acquisition of common stock "put" to the Company totaling $137,499 and payments on long-term debt aggregating $2,238,901. Financing activities used $1,035,147 in the first six months of 1996, principally the result of the acquisition of treasury stock and common stock "put" to the Company totaling $290,085 and payments on long-term debt of $745,062.

         The Company's principal sources of capital consist of cash flow distributions from GHV and cash generated from its rental and management operations and minority interest contributions to its majority owned subsidiary. As of June 30, 1997 the Company has working capital of approximately $2,000,000 as compared to $4,400,000 at December 31, 1996. During the first six months of 1997 the Company received $709,000 of distributions from GHV, however, the project development costs associated with the LLC has decreased working capital as compared to December 31, 1996.

         The Company believes its current working capital position, distributions from GHV, as well as the additional proceeds from the sale of convertible notes and/or stock pursuant to the Jacobs transaction, discussed below, will be sufficient to meet its short term working capital requirements, which are operating expenses and capital contributions required by the LLC prior to drawing upon project financing. Any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         The recoupment provision of the GHV agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay to the Company a remaining balance of $1,244,000 for its proportionate share of development costs of the Gilpin Hotel Casino. This balance is to be repaid out of the joint venture partners share of 40% of the after tax distributions of GHV, if any (the recoupment account formula).

         There were no repayments against the development account during the quarters presented. The Company's joint venture partner (GVI) is withholding payment against this recoupment account and is disputing certain expenses paid by, and distributions made to the Company. The Company has made numerous requests of GVI to prepare a detailed listing of the dates, description and amounts of the disputed items, however the Company's joint venture partner has not provided any such explanation. The Company anticipates arbitration proceedings to commence to collect the approximate $400,000 balance due to the Company as of June 30, 1997, as calculated using the recoupment account formula.

         In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment, Inc. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. After many changes and to accommodate certain infrastructure requirements of the city of Black Hawk and other state and federal agencies, the current plan for the project has now evolved into a single phased 50 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, three bars, three floors of underground parking and an attendant two-story over-flow parking structure on adjacent Millsite 30. Total parking will accommodate approximately 650 vehicles. The project is owned by the LLC in which the Company owns a 75% interest and Jacobs owns a 25% interest.

         In connection with the LLC agreement, the Company issued 190,476 shares of its $.001 par value common stock to Diversified Opportunities Group, Inc. (Diversified) for $1,000,000 and also issued a convertible promissory note amounting to $1,500,000. The promissory note is convertible at $5.25 per share and is secured by a first priority lien on 100% of the Company's interest in the LLC. Interest on the note is at a variable rate per annum, computed based upon the London Interbank rate (LIBOR) plus 2% and is payable quarterly. Additionally, the LLC agreement further provides for Diversified to invest an additional $4,500,000 in convertible notes under the same terms and conditions as the $1,500,000 of convertible notes. These additional proceeds were received during the second quarter of 1997.

         In December 1996 the LLC gave the contractor "notice to proceed" with limited construction pending securing of permanent financing. On February 27, 1997 the LLC obtained its excavation / foundation permit from the City of Black Hawk and on March 27, 1997, effective March 7, 1997, closed its financing with Wells Fargo Bank for a $40,000,000 construction loan.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


         Since the commencement of the project, the Company has contributed its share of the LLC costs, totaling approximately $17,139,800 through June 30,1997, as well as an additional $297,000 in costs which were incurred prior to formation of the LLC, out of current working capital and/or funds generated by operations. Presently the total project costs, including land costs, are estimated to be approximately $67,800,000.

         Under the terms of the credit facility agreement the Company must contribute approximately $20,115,000 million in equity (including land costs) to the LLC project for its 75% interest before disbursements under the credit facility will be made by the lender. It is anticipated that the majority of this commitment will be met from the contribution of certain land ($8,682,300), credit for development costs already paid ($8,457,500), unfunded commitments from other officers and directors ($750,000), loans from officers and directors ($750,000) and from current working capital ($1,475,200). As the result of using most of its current working capital, the Company may find it necessary to seek additional sources of either debt or equity financing.

         STATUS OF CONSTRUCTION OF THE LODGE CASINO AT BLACK HAWK

         The Company believes that the anticipated construction issues surrounding the project appear to be minimal and the project will be completed by the May 30, 1998, scheduled opening. As of June 30, 1997, all land related to the project, totaling $11,466,988 has been contributed by the Venturers and the LLC has expended approximately $13,346,500 for construction costs. The Venture anticipates commencing borrowing funds on its $40,000,000 construction line of credit with Wells Fargo Bank in August 1997. Any shareholder wishing to view the weekly status of the project as construction continues is invited to do so on the world wide web on http://members.aol.com/buildum.

PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

                 None

Item 2.     Changes in Securities

                 None

Item 3.     Defaults Upon Senior Securities

                 None

Item 4.     Submission of Matters to a Vote of  Security Holders

          See the registrant's report on form 10-Q for the quarter ended March 31, 1997, incorporated herein by reference.




PART II - OTHER INFORMATION (continued)

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


                               Black Hawk Gaming & Development Company, Inc.
                               ---------------------------------------------
                                         Registrant



Date:  August 11, 1997         By:
                                    -------------------------------------------
                                    Jeffrey P. Jacobs, Co-Chairman of the Board
                                    of Directors and Chief Executive Officer



                                    -------------------------------------------
                                    Stephen R. Roark, President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27                         Financial Data Schedule