Form 10-Q/A
period 1997-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-09-11
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-Q/A



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


                              Index to Form 10-Q/A


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




PART II - OTHER INFORMATION (continued)

Item 5.     Other Information

                 None

Item 6.     Exhibits and Reports on Form 8-K

                 (a)     Exhibits:


                         27 Financial Data Schedule*
-----------------
* Previously Filed.

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


                               Black Hawk Gaming & Development Company, Inc.
                               ---------------------------------------------
                                         Registrant




Date:  September 11, 1997      By:  /s/ Jeffrey P. Jacobs
                                    -------------------------------------------
                                    Jeffrey P. Jacobs, Co-Chairman of the Board
                                    of Directors and Chief Executive Officer




                                    /s/ Stephen R. Roark

                                    -------------------------------------------
                                    Stephen R. Roark, President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
 27                         Financial Data Schedule*



----------------
* Previously Filed