Form 10-Q
period 1997-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1997-11-12
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ------                 SECURITIES EXCHANGE ACT OF 934


For the quarterly period ended     September  30, 1997
                                   -------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   ------                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:   0-21736
                          -------

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                             84 -1158484
    -------------------------------             ------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

       2060 Broadway, Suite 400
          Boulder, Colorado                            80302
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (303) 444-0240
                                                   --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                  ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                       2,660,498 shares
-----------------------------              -----------------------------------
            Class                          Outstanding as of  November 12, 1997

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1997

PART I.  FINANCIAL INFORMATION                                                             PAGE NO.
                                                                                           --------
         Item 1.          Consolidated Financial Statements:

                          Consolidated Balance Sheets as of
                          September 30, 1997 and December  31, 1996                           1

                          Consolidated Statements of Income
                          for the three and nine months
                          ended September 30, 1997 and 1996                                   2

                          Consolidated Statements of Cash Flows
                          for the nine months ended
                          September 30, 1997 and 1996                                         3

                          Notes to Consolidated Financial Statements                          4-7

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       8-15

PART II.         OTHER INFORMATION

         Item 1.          Legal Proceedings                                                   16

         Item 2.          Changes in Securities                                               16

         Item 3.          Defaults Upon Senior Securities                                     16

         Item 4.          Submission of Matters to a Vote of
                          Security Holders                                                    16

         Item 5.          Other Information                                                   16

         Item 6.          Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                                    17

ITEM 1.                         FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                          SEPTEMBER 30,                  DECEMBER 31,
                                                                                    1997                           1996
                                                                               ----------------               ----------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $1,370,628                     $4,531,355
   Accounts receivable:
        Gilpin Hotel Venture                                                           116,718                         78,865
        Other                                                                           14,041                          2,071
   Income taxes receivable                                                                                            325,100
   Deferred tax asset                                                                   79,267                         79,267
                                                                               ----------------               ----------------
                 Total current assets                                                1,580,654                      5,016,658

INVESTMENT IN AND ADVANCES TO
                 GILPIN HOTEL VENTURE                                                4,174,629                      3,966,645


LAND
   Leased to Gilpin Hotel Venture
        Casino Ground                                                                1,967,689                      1,967,689
        Millsite 29                                                                    791,801                        791,801
   Held for development:
        Oklahoma                                                                       579,049                        579,049
   Under development:
        Millsite 30 and other                                                        1,466,317                      1,466,317
        Millsite 31                                                                  2,418,754                      2,418,754
        Millsite 32                                                                  3,568,234                      3,568,234
        Millsite 34                                                                  1,080,000
                                                                               ----------------               ----------------
                 Total land                                                         11,871,844                     10,791,844

PROJECT DEVELOPMENT COSTS                                                           23,257,236                      4,699,513

OTHER ASSETS                                                                           149,601                         49,335
                                                                               ----------------               ----------------

                                                                                   $41,033,964                    $24,523,995
                                                                               ================               ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                            $3,064,968                       $495,786
   Notes payable to shareholders                                                       700,000
   Current portion of long-term debt                                                       438                        124,496
                                                                               ----------------               ----------------
                 Total current liabilities                                           3,765,406                        620,282

NON CURRENT LIABILITIES
   Construction Loan                                                                 4,342,000                      2,251,639
   Convertible notes payable to shareholders                                         6,750,000                      1,500,000
   Deferred tax liability                                                               61,506                         61,506
                                                                               ----------------               ----------------


                 Total liabilities                                                  14,918,912                      4,433,427
                                                                               ----------------               ----------------

COMMITMENT AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                                                   137,499

MINORITY INTEREST                                                                    6,704,688                      1,793,500

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
      2,660,498 and 2,672,043 shares issued and outstanding, respectively                2,660                          2,670
   Additional paid-in capital                                                       10,326,046                     10,470,306
   Retained earnings                                                                 9,081,658                      7,686,593
                                                                               ----------------               ----------------

                                                                                    19,410,364                     18,159,569
                                                                               ----------------               ----------------

                                                                                   $41,033,964                    $24,523,995
                                                                               ================               ================

See notes to consolidated financial statements.

-------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                           1997       1996         1997        1996
                                                         ---------  ---------    ----------  ----------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                                  $ 100,080  $  83,595    $  262,156  $  248,297
        Rental income                                      119,879    109,220       339,750     323,690
        Parking lot operation                               75,000     70,000       225,000     262,608
    Interest                                                22,942     39,528        96,721     142,426
    Other                                                                            25,000
                                                         ---------  ---------    ----------  ----------

       Total revenue                                       317,901    302,343       948,627     977,020
                                                         ---------  ---------    ----------  ----------

COSTS AND EXPENSES:
     Compensation and related costs                        203,454    185,099       613,714     536,370
     Other general and administrative                      101,170    103,157       260,533     353,055
     Interest                                                          48,664                   168,546
                                                         ---------  ---------    ----------  ----------

       Total  costs and expenses                           304,624    336,920       874,247   1,057,971

EQUITY IN EARNINGS OF JOINT VENTURE                        775,187    599,332     1,993,889   1,830,722
                                                         ---------  ---------    ----------  ----------


INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM           788,464    564,755     2,068,269   1,749,771

INCOME TAXES                                              (306,250)  (225,000)     (758,975)   (665,000)
                                                         ---------  ---------    ----------  ----------

INCOME BEFORE EXTRAORDINARY ITEM & PUT OPTION              482,214    339,755     1,309,294   1,084,770

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT,
     NET  OF $51,025 IN INCOME TAXES                                             $   85,771

COSTS RELATED TO COMMON STOCK SUBJECT TO PUT OPTIONS                   (3,817)                  (19,051)
                                                         ---------  ---------    ----------  ----------

NET INCOME ATTRIBUTABLE TO COMMON SHARES                 $ 482,214  $ 335,938    $1,395,065  $1,065,719
                                                         =========  =========    ==========  ==========

EARNINGS PER COMMON SHARE:
    Income before extraordinary item                     $    0.18  $    0.13         $0.49       $0.42
    Extraordinary item                                                                $0.03
                                                         ---------  ---------    ----------  ----------
    Net income                                           $    0.18  $    0.13         $0.52       $0.42
                                                         =========  =========    ==========  ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                          2,714,463  2,494,484     2,660,371   2,508,031
                                                         =========  =========    ==========   =========


See notes to consolidated financial statements.

ITEM 1.              FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                   1997               1996
                                                                                              ----------------   ----------------
OPERATING ACTIVITIES:
    Net Income                                                                                     $1,395,065         $1,084,770
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation & amortization                                                                        6,403
     Equity in earnings of joint venture                                                           (1,166,984)          (996,128)
     Noncash compensation to directors                                                                  6,500
     Gain on early retirement of debt                                                                (136,796)
     Changes in operating assets and liabilities:
           Accounts receivable                                                                        (49,823)            (1,735)
           Income taxes receivable                                                                    325,100            (44,000)
           Accounts payable and accrued expenses                                                      136,264             11,010
           Other assets                                                                              (105,678)
                                                                                              ----------------   ----------------
                Net cash provided by operating activities                                             410,051             53,917
                                                                                              ----------------   ----------------

INVESTING ACTIVITIES:
     Land and land improvements                                                                                          (38,110)
     Distributions from GHV                                                                           959,000          1,921,563
     Note receivable Gilpin Gold, Inc.                                                                                 1,335,971
     Payments of project development costs                                                        (16,124,804)        (1,080,000)
     Other                                                                                           (151,762)          (313,317)
                                                                                              ----------------   ----------------
              Net cash (used in) provided by investing activities                                 (15,317,566)         1,826,107
                                                                                              ----------------   ----------------

FINANCING ACTIVITIES:
    Acquisition of treasury stock and payments upon exercise of put option                           (137,499)          (427,584)
    Proceeds from issuance of convertible debt to shareholders                                      5,250,000
    Proceeds from issuance of debt to shareholders                                                    700,000
    Proceeds from construction loan                                                                 4,342,000
    Minority interest contributions to majority-owned subsidiary                                    3,831,188
    Payments on long-term debt                                                                     (2,238,901)          (773,992)
                                                                                              ----------------   ----------------
              Net cash provided by (used in) financing activities                                  11,746,788         (1,201,576)
                                                                                              ----------------   ----------------

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                                                   (3,160,727)           678,448

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                            4,531,355          2,189,648
                                                                                              ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $1,370,628         $2,868,096
                                                                                              ================   ================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest                                                                         $282,359           $168,546
                                                                                              ================   ================
      Cash paid for income taxes                                                                     $471,776           $659,000
                                                                                              ================   ================
      Acquisition of treasury stock                                                                                     $412,500
                                                                                              ================   ================

  Non-Cash Items:
      Land contributed to majority-owned subsidiary by minority interest                           $1,080,000
                                                                                              ================   ================

See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (the Company) was incorporated in Colorado, on January 10, 1991, to acquire gaming properties for development, joint venture and operation. The Company completed the construction of the Gilpin Hotel Casino in Black Hawk, Colorado, in September 1992, and the Casino opened on October 1, 1992. The Gilpin is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest. In November, 1994, GHV acquired an adjacent casino, which was put into operation in January 1995. In November, 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk / Jacobs Entertainment, LLC (the LLC) for the purpose of developing and managing a hotel / casino project in Black Hawk, Colorado (the "Lodge"). The accompanying consolidated financial statements include the accounts of the LLC as of September 30, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at September 30, 1997, as the results of its operations for the period then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. and its 75% owned subsidiary Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1996.

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

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (CONTINUED)

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that a company (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Reclassifications of financial statements for earlier periods provided for comparative purposes is required. The Company has not determined the effect, if any, that SFAS 130 will have on its consolidated financial statements. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

         In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This Statement establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. However, SFAS No. 131 does not require the reporting of information that is not prepared for internal use if reporting it would be impracticable. This Statement also requires that a public company report descriptive information about the way the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The Company has not determined the effect, if any, that SFAS 131 will have on the disclosures in its financial statements. This Statement is effective for the Company's financial statements for the year ended December 31, 1998.

         Forward looking information --- Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this report speak only as of the date of filing. Such can be identified by the use of forward-looking terminology such as "believes," "expects," " may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategy. See, "Management's Discussion and Analysis of Financial Condition and Results of Operations." In particular, no assurance can be given that the anticipated results covered by the forward-looking statements concerning GHV or the Lodge will be achieved or that construction of the Lodge will proceed on schedule or within budget.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
               THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:

                                           September 30,     December 31,
                                               1997             1996
                                           -------------     ------------

             ASSETS

Current assets                              $ 3,135,202      $ 2,712,283
Gaming facility, net                          8,637,540        8,966,878
Goodwill                                      1,297,353        1,376,136
                                            -----------     ------------

                                            $13,070,095     $ 13,055,297
                                            ===========     ============

LIABILITIES AND VENTURERS'
INVESTMENTS AND ADVANCES

Current liabilities                         $ 2,948,317     $ 2,681,137
Long-term debt                                4,493,442       5,161,792
Venturers' investments and advances           5,628,336       5,212,368
                                            -----------     -----------

                                            $13,070,095     $13,055,297
                                            ===========     ===========

                                                Three Months Ended               Nine Months Ended
                                                   September 30,                   September 30,
                                            ---------------------------     ---------------------------

                                                1997            1996            1997           1996
                                            -----------     -----------     ------------    -----------
REVENUES:
   Casino                                   $ 7,537,573     $ 6,845,745     $ 21,426,796    $20,454,663
   Food and Beverage                            875,458         663,417        2,356,922      1,927,887
                                            -----------     -----------     ------------    -----------

     Total revenues                           8,413,031       7,509,162       23,783,718     22,382,550

   Less : promotional allowance                 599,065         404,587        1,608,247        969,209
                                            -----------     -----------     ------------    -----------

     Net revenues                             7,813,966       7,104,575       22,175,471     21,413,341
                                            ===========     ===========     ============    ===========

COSTS AND EXPENSES:
   Casino operations                        $ 3,409,569     $ 3,055,944     $  9,791,124    $ 9,354,000
   Cost of food and beverage sales              127,132         119,414          345,355        403,574
   Food and beverage operations                 540,498         520,268        1,549,198      1,549,235
   Marketing, general and administrative      2,303,777       2,295,816        6,741,630      6,807,473
   Depreciation and amortization                345,552         310,978        1,016,083        914,052
   Interest expense                             126,982         129,117          398,113        392,751
                                            -----------     -----------     ------------    -----------

     Total costs and expenses                 6,853,510       6,431,537       19,841,503     19,421,085
                                            -----------     -----------     ------------    -----------

NET INCOME                                  $   960,456     $   673,038     $  2,333,968    $ 1,992,256
                                            ===========     ===========     ============    ===========


The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV. Certain items in the September 30, 1996 financial information have been reclassified to conform to the September 30, 1997 presentation.

                BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

4. OTHER MATTERS

         Black Hawk/Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado (hereinafter the "Lodge"). After many changes and revisions, the current plan for the project is a 50 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, three bars, and three floors of underground parking for approximately 450 cars. As a result of the refinements during the development process, it was decided to incorporate a two-story overflow parking facility for approximately 200 additional parking spaces on 44,000 square feet of Millsite 30 into the Lodge.

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

         On March 27, 1997, the LLC closed financing, effective March 7, 1997, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate based upon the London Interbank rate ("LIBOR") plus 3.5% (9.19% at September 30, 1997). Principal payments are due quarterly beginning at the end of the first quarter after the Lodge is open, which is presently estimated to be May 30, 1998. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As of September 30, 1997, the Company has contributed approximately $20,114,065 (including certain land costs) to the LLC which represents 75% of the total contributed capital and Diversified has contributed approximately $6,704,688 (including certain land costs) to the LLC which represents the remaining 25% of contributed capital. As of September 30, 1997, the LLC has drawn $4,342,000 from it's $40,000,000 construction loan with Wells Fargo Bank. The Company and Diversified are required to maintain their respective pro rata share of any additional capital contributions to the LLC, if necessary. Diversified's ownership in the LLC is reflected as a minority interest in the accompanying consolidated balance sheet.

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

5. CAPITALIZED CONSTRUCTION INTEREST

         As a result of the construction of the Lodge, the Company began capitalizing interest expense during 1996. Capitalized interest through September 30, 1997, totaled approximately $515,722 of which $170,957 is related to the three months ended September 30, 1997 and $410,347 is related to the nine months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

         Income before income taxes and extraordinary item for the nine months ended September 30, 1997 increased, when compared to the comparable period of 1996, by $318,498 or 18%. Total revenue of the Company decreased by $28,393 or 3%. Increased profitability is due to an increase in equity in earnings of the GHV of $163,167 or 9% and a reduction in total costs and expenses of $183,724 or 17%. Additionally, the Company realized an extraordinary gain on the early retirement of debt of $85,771 (net of $51,025 in income taxes). The following is a discussion of the various changes in the components of the Company's consolidated statements of operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996.

         Revenues

         The Company's current period revenue has decreased by $28,393 or 3% as compared to the comparable period of 1996. The net decrease in the Company's revenue is comprised of reductions in: parking lot income of $37,608 or 14% and interest income of $45,705 or 32%; and increases in: management fees of $13,859 or 6%; rental income of $16,060 or 5% and other income of $25,000.

         Management fee income is computed based upon 11% of the defined volume of the various departments of the GHV operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will fluctuate accordingly. The current period costs and expenses of GHV increased by $420,418 or 2% and net revenue generated by GHV increased by $762,130 or 4%. The management fee earned by the Company for the current period, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, resulted in an increase of $13,859 or 6%.

         During 1997, the Company has received parking fees from the joint venture for the use of Millsite 30. During 1996 the Company received parking fees for the use of Millsite 30, 31 and Millsite 32 on an as needed basis as parking for the patrons of GHV. During the fourth quarter of 1996 the Company eliminated parking on Millsite 31 and reduced the parking availability on Millsite 30 due to the LLC's current construction efforts. Due to the reduction in available parking for GHV by the Company, parking revenue decreased by $37,608 or 14% when compared to the prior period. The Company may continue to rent a portion of Millsite 30 to the GHV, however, only on a month-to-month basis and as construction scheduling will allow. The agreement for the use of Millsite 30 for the benefit of GHV, ended on January 1, 1996. Presently, the Company is charging GHV the same $50,000 monthly fee established in 1995. During March 1997 the Company gave formal notice to its joint venture partner in GHV that effective November 1, 1997, parking will no longer be available on Millsite 30. The Company anticipates a decline in its

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

parking lot operation revenue as a result of the termination of this agreement and while construction commences on Millsite 30 for the overflow parking facility for the Lodge.

         The Company and its joint venture partner are the co-owners of the land underlying the GHV. The Joint Venture agreement requires GHV to pay a monthly land rental fee equivalent to 7% of the net gaming revenues of GHV. Rental income attributable to the land underlying the GHV is reported after elimination of the amount of such fees attributable to the Company's 50% interest in GHV. The Company's rental income for the nine months ended September 30, 1997, increased by $16,060 or 5%. While net gaming revenues of GHV for the current quarter were up as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments and consulting services. During the fourth quarter of 1994 the Company advanced $1,495,000 to an affiliate of its joint venture partner in order to effectuate the closing for the purchase of the Pick-A-Dilly casino. The Company earned 10% on this note, plus a fee for having made the loan to its joint venture partner. The loan was repaid in the second quarter of 1996, therefore there was no interest income related to this note for the nine months ended September 30, 1997, whereas, $20,102 in interest was earned on this note in the comparable period of the prior year. As the Company expends funds on other projects, interest income will decrease. During the current period, the Company was retained by a Colorado casino (who's sole shareholder is an officer, director and shareholder of the Company) to provide consulting services on a month to month basis, at a rate of $5,000 per month. As of September 30, 1997, the Company has earned $25,000 for these consulting services.

         Costs and Expenses

         Total compensation and related costs for the nine months ended September 30, 1997, increased by approximately $77,344 or 14%, generally due to the costs for additional employees of the Company. The decrease in general and administrative expenses of $92,522 or 26% is principally due to the decreases in: consulting fees of $17,007 or 100%; shareholder relations costs of $11,424 or 21%; travel and entertainment of $45,081 or 64%; directors fees of $18,500 or 59% and other expenses of $510. Interest expense decreased (resulting from capitalization) by $168,546. Capitalization of interest during construction for the nine months ended September 30, 1997 totaled approximately $410,347.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         During the nine months ended September 30, 1997, GHV's total revenues increased by $1,401,168 or 6%. However, when reduced by an increase in promotional allowance of $639,038, or 66%, net revenues increased by $762,130 or 4%. The total costs and expenses of GHV increased by $420,418 or 2%. Accordingly, the net result is an increase in the net income of GHV of $341,712 or 17%, over the comparable period of the preceding year.

         Management attributes the approximate $762,130 increase in net revenues to an increase in net casino revenue (slot machines, table games and off track betting) of $972,133 offset by a decrease in net food and beverage revenue (net of promotional allowance) of $210,003.

         The income statement of GHV (see note 3 of the accompanying notes to consolidated financial statements) includes classification of costs and expenses by operating departments. When these operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $420,418 include, decreases in: labor costs of $917,707 or 15%; bad debts of $105,333 or 34%; legal fees of $77,405 or 45%; parking fees of $306,065 or 39% and other net decreases of $25,969. These decreases are offset by increases in: marketing and related costs of $683,990 or 36%; gaming taxes of $524,299 or 14%; food and beverage costs of goods sold of $189,723 or 22%; contract labor of $56,865 or 32%; property taxes of $64,570 or 130%; depreciation of $102,030 or 11%; rent of $64,241 or 5%; postage of $48,763 or 121%; printing expense of $58,516 or 53%; and slot rental expenses of $59,900 or 102%.

         Management attributes GHV performance for the nine months ended September 30, 1997, to the following: increased traffic flow (due to the completion of the construction efforts of the Business Improvement District ("BID")); the additional dollars spent on the GHV's marketing programs and improved operating efficiencies.

         A large portion of the GHV's success has been attributed to its on-site parking. The parking lot entrance is located directly across the street from GHV and is convenient for GHV's patrons. During most of the second quarter and part of the third quarter of 1997, GHV experienced reduced accessibility to its parking lot due to traffic flow constraints imposed by the construction efforts of the BID. During the third quarter of 1997, however, the BID completed its construction efforts on main street and GHV's patrons were able to resume parking without significant inconvenience.

         The competitive environment in the City of Black Hawk continues to change. The principal changes include: expansion by other casinos; increased parking availability at other establishments; an increased number of gaming devices; and aggressive marketing campaigns by competing casinos. To compete with these changes management has implemented additional marketing programs and has incurred increased costs to implement those programs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         During 1997, GHV's management has streamlined the existing operations of the GHV; increased marketing dollars spent on the busing program to offset the reduction in parking resulting from construction within the city; realigned marketing programs to provide more benefit to players; enhanced the food and beverage product; instituted interior design enhancements to the GHV and concentrated on providing an enjoyable gaming experience for GHV customers. Management believes with these changes GHV has remained competitive and improved its operational efficiency when compared to the comparable period of 1996.

         In the opinion of management, GHV's operations for the nine months ended September 30, 1997, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (total gambling receipts less jackpots/winnings, less restocking moneys for slot machines, plus moneys collected from table games and deposited with the cashier) averages for gaming devices (slot machines and table games) remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         Income taxes

         The current quarter income tax expense is based upon a combined federal and state tax rate approximating 37%. The Internal Revenue Service
(IRS) has examined GHV's 1992, 1993, 1994 and 1995, income tax returns. GHV and the IRS have reached a settlement for findings, in GHV's 1992, 1993 and 1994, income tax returns which will increase the amount of taxable income of GHV by approximately $128,000, $158,000 and $200,000, respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the venturers by approximately $57,000. The findings represent principally temporary differences which will reverse in future years.

         Net income per share of common stock

         Results of operations for the nine months ended September 30, 1997, yielded net income per common share before extraordinary item of $.49; an extraordinary gain on early retirement of debt, net of estimated income taxes yielded $.03 per share, for a combined net income per share of $.52 on weighted average shares outstanding of 2,660,371. Earnings per share for the comparable period in 1996, was $.42 based on 2,508,031 weighted average shares outstanding.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996

         Generally, no activity occurred during the quarter ended September 30, 1997, that has not otherwise been discussed in the comparison between the nine-month period of 1997, to the nine month period of 1996, with respect to the Company's overall operations. However, the following is a more detailed discussion surrounding some of the factors affecting GHV's operation for the third quarter of 1997, as compared to the third quarter of 1996.

         Equity in earnings of Joint Venture

         During the three months ended September 30, 1997, GHV's revenues increased by $903,869 or 12%. However, when reduced by an increase in complimentary sales of $194,478 or 48%, net revenues increased by $709,391 or 10%. The total costs and expenses of GHV increased by $421,973 or 7%. Accordingly, the net result is an increase in the net income of GHV of $287,418 or 43% over the comparable period of the preceding year.

         GHV attributes the approximate $709,391 increase in net revenues principally to an increase in net Casino revenue (slot machines, table games and OTB) of $691,828; and an increase in net food and beverage revenue (net of promotional allowance) of $17,563.

         The income statement of GHV, (see note 3 of the accompanying notes to consolidated financial statements), includes classification of costs and expenses by operating departments. When these operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $421,973 include, decreases in: labor costs of $176,371 or 9% and parking fees of $44,039 or 22% . These decreases are offset by increases in: marketing and related costs of $81,233 or 11%; gaming taxes of $271,067 or 22%; food and beverage costs of goods sold of $95,270 or 31%; contract labor of $19,450 or 26%; depreciation of $34,573 or 11%; rent of $42,636 or 10%; postage of $13,060 or 78%; printing expense of $39,742 or 111%;
slot rental expenses of $29,655 or 118% and other net increases of $15,697.

         Generally, the net increase in expenses that occurred during the third quarter of 1997 when compared to the third quarter of 1996 is attributable to a decrease in labor expense offset by increases in marketing expenditures and other variable costs. The net increase in marketing expenditures is a result of slot club programs that reward customers based on their level of play (generally, these expenses increase as revenue increases) and the additional money spent on busing programs implemented to offset the decrease in parking availability for the patrons of GHV. The remaining increases in expenses are primarily a function of increased revenue i.e. gaming taxes and cost of goods sold. Additionally, the gaming tax rate structure changed in October, 1996, the result is an additional 2% tax on adjusted gross proceeds (money wagered less money paid out or "win") when compared to the comparable quarter of 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $410,051 in the first nine months of 1997 and $53,917 in the first nine months of 1996.

         Net cash used in investing activities for the first nine months of 1997, was $15,317,566 and was primarily the result of payments for project development costs associated with the Lodge totaling $16,124,804 and other miscellaneous payments of $151,762 which were offset by distributions from GHV of $959,000. During the first nine months of 1996 the net cash provided by investing activities totaled $1,826,107 and was primarily the result of distributions from GHV of $1,921,563 and receivable loan repayments of $1,335,971 offset principally by project development cost payments totaling $1,080,000 and other expenditures on projects and land improvements totaling of $351,427.

         The net cash provided by financing activities for the first nine months of 1997, amounted to $11,746,788 and principally was the result of proceeds from the issuance of convertible debt to Diversified Opportunities Group, Ltd. and officers totaling $5,950,000; draws against the Wells Fargo Bank construction loan totaling $4,342,000 and minority interest contributions totaling $3,831,188. These increases are offset by the acquisition of common stock acquired by the Company totaling $137,499 and payments on long-term debt aggregating $2,238,901. Financing activities used $1,201,576 in the first nine months of 1996, principally the result of the acquisition of treasury stock and common stock acquired by Company totaling $427,584 and payments on long-term debt of $773,992.

         The Company's principal sources of capital consist of cash flow distributions from GHV, cash generated from its rental and management operations and minority interest contributions to the Company's majority owned subsidiary. As of September 30, 1997, the Company has working capital of approximately $616,628 (after eliminating accrued expenses of the LLC of $2,801,380 to be financed under the Wells Fargo Bank credit facility) as compared to $4,400,000 at December 31, 1996. During the first nine months of 1997 the Company received $959,000 of distributions from GHV, however, the required capital contributions of the Company associated with the Lodge has decreased working capital as compared to December 31, 1996.

         During the third quarter of 1997, the Company issued convertible promissory notes to officers and directors totaling $750,000, with a variable interest rate based upon the LIBOR plus 2% (7.63% at September 30, 1997), to meet its funding requirement of the Lodge as required under the terms of the credit facility agreement. Additionally, the Company issued unsecured notes payable to Diversified Opportunities Group, Ltd. (DOGL) (an affiliated company controlled by Jeffrey P. Jacobs, an officer and director) of $550,000 and to an officer and director of $150,000, payable at approximately 8% per annum, in order to provide working capital to pursue other potential gaming opportunities. The Company repaid the loan, plus interest, to DOGL subsequent to September 30,1997. The convertible notes are at $5.25 per share and are secured by a second priority lien on 100% of the Company's interest in the LLC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company believes its current working capital position and distributions from GHV, will be sufficient to meet its short term working capital requirements, which are primarily operating expenses. Any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

         The recoupement provision of the GHV agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay to the Company a remaining balance of $1,244,000 for its proportionate share of development costs of the Gilpin Hotel Casino. This balance is to be repaid out of the joint venture partners share of 40% of the after tax distributions of GHV, if any (the recoupment account formula).There were no repayments against the development account during the quarters presented. The Company's joint venture partner (GVI) is withholding payment against this recoupment account and is disputing certain expenses paid by and distributions made to the Company. The Company anticipates arbitration proceedings to commence to collect the approximate $421,000 balance due to the Company as of September 30, 1997, as calculated using the recoupment account formula.

         In connection with the LLC agreement, the Company issued 190,476 shares of its $.001 par value common stock to Diversified Opportunities Group, Inc. (Diversified) for $1,000,000 and also issued a convertible promissory note amounting to $1,500,000. The promissory note is convertible at $5.25 per share and is secured by a second priority lien on 100% of the Company's interest in the LLC. Interest on the note is at a variable rate per annum, computed based upon the London Interbank rate (LIBOR) plus 3.5% and is payable quarterly. Additionally, the LLC agreement further provides for Diversified to invest an additional $4,500,000 in convertible notes under the same terms and conditions as the $1,500,000 of convertible notes. These additional proceeds were received during the second quarter of 1997.

         In December 1996 the LLC gave the contractor "notice to proceed" with limited construction pending securing of permanent financing. On February 27, 1997 the LLC obtained its excavation / foundation permit from the City of Black Hawk and on March 27, 1997, effective March 7, 1997, closed its financing with Wells Fargo Bank for a $40,000,000 construction loan.

         Since the commencement of the project, the Company has contributed its share of the LLC costs, totaling $20,114,065 through September 30, 1997, as well as an additional $297,000 in costs which were incurred prior to formation of the LLC, out of current working capital and/or funds generated by operations. Presently the total project costs, including land costs, are estimated to be $67,800,000.

         The Company has contributed $20,114,065 in equity (including land costs) to the LLC project for its 75% interest. As of September 30, 1997, $4,432,000 in disbursements have been made under the $40,000,000 construction loan provided by the lender. As a result of using most of its current working capital, the Company may find it necessary to seek additional sources of either debt or equity financing.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         STATUS OF CONSTRUCTION OF THE LODGE CASINO AT BLACK HAWK

         The Company believes that the remaining issues surrounding the construction of the Lodge are minimal and completion of The Lodge Casino at Black Hawk is anticipated to be May 30, 1998. Any shareholder wishing to view the weekly status of the project is invited to do so on the world wide web at www.bhwk.com.

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


                              Black Hawk Gaming & Development Company, Inc.
                              ---------------------------------------------
                                              Registrant



Date:  November 12, 1997      By: /s/ Jeffrey P. Jacobs
                                 --------------------------------------------
                                 Jeffrey P. Jacobs, Co-Chairman of the Board
                                 of Directors and Chief Executive Officer


                                 /s/ Stephen R. Roark
                                 --------------------------------------------
                                 Stephen R. Roark, President and Chief
                                 Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description                           Page
-----------                       -----------                           ----

     27                      Financial Data Schedule