Form 10-K
period 1997-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1998-03-31
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--N/A


                           Commission File No. 0-21736
                           ---------------------------

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Colorado                                    84-1158484
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           17301 West Colfax Avenue, Suite 170, Golden, Colorado 80401
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (303) 216-0908
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 1998, was approximately $13,700,000 based upon the reported closing sale price of such shares on the NASDAQ National Market System for that date. As of March 6, 1998, there were 3,947,496 shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: -NONE-


                     The exhibit index appears on page __.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                         1997 Annual Report on Form 10-K

                                Table of Contents

Item                                          Description                                          Page
----                                          -----------                                          ----

Item 1.    Business.......................................................................          1

Item 2.    Properties.....................................................................          6

Item 3.    Legal Proceedings..............................................................         13

Item 4.    Submission of Matters to a Vote of Security Holders............................         14

Item 5.    Market for Registrant's Common Equity  and
           Related Stockholder Matters....................................................         15

Item 6.    Selected Financial Data........................................................         16

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................         17

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......................         33

Item 8.    Financial Statements and Supplementary Data....................................         33

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................................         33

Item 10.   Directors and Executive Officers Of the Registrant.............................         34

Item 11.   Executive Compensation.........................................................         37

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................................         40

Item 13.   Certain Relationships and Related Transactions.................................         42

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K........................................................         44

Item 1.  Business.

         A.       GENERAL.

         The Company is an owner, developer and operator of gaming properties in Black Hawk, Colorado. The Company currently owns a 50% interest in the Gilpin Hotel Casino, which it developed and has operated since its inception in 1992. In December 1997, the Company entered into an agreement to acquire the 50% interest in the Gilpin Hotel Casino that it does not already own. Along with its strategic partner, Jacobs Entertainment Ltd., the Company is currently developing The Lodge Casino at Black Hawk ("The Lodge Casino"), a $72 million hotel/casino/parking project scheduled for completion in the second quarter of 1998.

         The Gilpin Hotel Casino was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest in Colorado, however, no hotel or lodging facilities are offered by the casino. Construction of the casino property began in February 1992 and was completed in September 1992. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. It now offers customers approximately 480 slot machines, 17 table games, two restaurants and four bars. The Gilpin Hotel Casino also provides simulcast off-track betting on dog and horse races conducted at various tracks in the United States.

         The Lodge Casino, which is anticipated to be completed during the second quarter of 1998, is also located in the heart of the Black Hawk gaming district. The Company believes that The Lodge Casino will be one of Colorado's largest casinos and Black Hawk's premier gaming facility. When completed, the 250,000 square foot project will have approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and an approximate 700-car parking garage. The Lodge Casino is being developed jointly by the Company and Jacobs Entertainment Ltd., a Cleveland, Ohio-based entity with which the Company has established a strategic partnership. The Company and affiliates of Jacobs Entertainment have established a jointly owned entity to develop, own and operate The Lodge Casino. The Company owns 75% of this entity and the Jacobs' affiliates own the remaining 25%. In late 1996, an affiliate of Jacobs Entertainment Ltd. made a significant investment in the Company and Mr. Jeffrey
P. Jacobs was elected to serve as the Company's Co-Chairman and Chief Executive Officer.

         Casino gaming in Colorado is restricted to the three towns of Black Hawk, Central City and Cripple Creek and two Native American gaming facilities located in the southwest corner of the state. The Black Hawk market, which includes both Black Hawk and Central City, primarily attracts drive-in or "day trip" customers from such key population centers as Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming. These population centers are located within a 100-mile radius of Black Hawk. The population within this 100-mile radius has experienced steady growth from a population of 2.8 million in 1990 to 3.2 million in 1996. Gaming revenues generated in the Black Hawk market have grown from $128 million in 1992, the first full year of gaming operations, to $234 million in 1997.

         According to the Colorado Gaming Commission, the Colorado gaming industry's adjusted gross proceeds have grown from approximately $23 million in 1991 to $431 million in 1997. The Company believes that the Colorado market continues to offer significant growth opportunities for newer and larger gaming establishments with amenities such as hotel facilities proposed by the Company. At present, Black Hawk has no significant lodging facilities. The Company's strategy focuses on increasing revenues and earnings through continued development efforts that offer the opportunity to increase its market share and enhance its operational efficiencies. The Company's proposed purchase of its joint venture partner's 50% ownership interest in the Gilpin Hotel Casino (see "Activities During 1997" immediately below) and the development of The Lodge Casino are key components of this strategy. The Company believes that The Lodge Casino offers an important opportunity to increase its share of the Black Hawk gaming market and generate increased revenue and earnings growth. The acquisition of the other 50% interest in the Gilpin Hotel Casino will increase the Company's ability to conduct joint marketing activities with The Lodge Casino, and management believes that the acquisition also will permit the Company to achieve economies of scale in a number of important operational areas.

         B.       ACTIVITIES DURING 1997.

         ACQUISITION OF JOINT VENTURE. A definitive agreement ("Agreement") was entered into in late December 1997 between the Company and Gilpin Ventures, Inc. ("GVI"), the Company's joint venture partner in the Gilpin Hotel Casino ("GHV"). The Agreement as modified provides, among other things, for the Company's purchase of all of GVI's issued and outstanding Common Stock from its shareholders. GVI holds a 50% interest in GHV including all personal property, gaming machines, licenses, permits and other property. The Company paid $50,000 at execution of the Agreement and will pay $5,200,000 to GVI's shareholders and an affiliated company at closing which is to be on or before June 30, 1998 (unless extended for up to three months with extension payments of $50,000 per month). In addition, the Company has agreed to distribute at closing cash reserves of GHV in excess of $1.5 million, one-half of which will be paid to the shareholders of GVI and one-half to the Company. Finally, on or before December 31, 1998, the Company has the right to pay to Gilpin Gold, Inc. ("GGI"), an affiliated company of GVI, $4,750,000 for all of that company's right, title and interest in land underlying the Gilpin Hotel Casino and other parcels located across the street from that casino.

         If the Company fails to make the payment on June 30, 1998 (or by an extended closing date), GVI and the Company have agreed to certain modifications in the Joint Venture Agreement, and GVI will continue as co-owner of the Gilpin Hotel Casino. If the Company makes the payment on or before June 30, 1998 but fails to purchase the land from GGI on or before January 2, 1999, which can be extended by the Company to June 30, 1999, the lease covering the land will be modified to provide a minimum monthly rent of $60,000 to GGI (now $10,000) although the present base rate of 7% of revenues (3 1/2% each to GGI and the Company) will continue in effect. Actual rental payments for the last three years have exceeded $60,000 per month.

         The Company presently anticipates fully completing the acquisition of the Gilpin Hotel Casino and underlying land. It believes the acquisition, among other things, will enable the Company to consolidate the Gilpin Hotel Casino's operations in its financial statements, promote joint marketing activities with The Lodge Casino, achieve economies of scale with respect to top management, operational management, compliance and human resources personnel, and minimize potential conflicts of interest with respect to operations, strategies and employee use as between the Gilpin Hotel Casino and The Lodge Casino.

         THE LODGE CASINO. In December 1994, the Company and Jacobs Entertainment Ltd. ("JEL") entered into a joint venture agreement to develop and operate a major hotel/casino/parking complex on land in Black Hawk, Colorado contributed to the venture by the Company and JEL. In November 1996, the joint venture was reorganized into a limited liability company named Black Hawk/Jacobs Entertainment LLC ("LLC") and JEL assigned its interests in the LLC to Black Hawk Entertainment Ltd. ("BHE") and Diversified Opportunities Group Ltd. ("DOGL"), both affiliates of JEL. The Company presently owns 75% of the LLC's membership interests, BHE owns 24% and DOGL owns 1%.

         The project envisions 50 hotel rooms, gaming space of approximately 50,000 square feet which will accommodate 800 slot machines and 22 table games, three restaurants and four bars and parking for approximately 700 cars.

         On February 27, 1997 the LLC obtained its excavation/foundation permit from the City of Black Hawk and closed its financing with Wells Fargo Bank for a $40,000,000 construction loan effective as of March 7, 1997. Generally, the term of the loan is 5 years, with interest floating at approximately 3.5% above the LIBOR rate (a total rate of interest of approximately 9.5% at December 31, 1997). Principal payments are due quarterly beginning in April 1999. The loan is non-recourse to the Company but is personally guaranteed by Jeffrey P. Jacobs, Chief Executive Officer, Chairman of the Board and principal shareholder of the Company. Presently, the total project costs, including land costs, are estimated to be approximately $72 million. As of the present date, construction is proceeding substantially on time and generally within budget.

         Through December 31, 1997, the Company had contributed approximately $20 million to the LLC in project costs which included land having a cost basis of $8 million. BHE and DOGL had contributed $6.7 million to the LLC which included land having a cost basis of $2.8 million.

         CURRENT OPERATIONS. The Company's primary operating business at present is its 50% ownership interest in and the management of the Gilpin Hotel Casino. The Gilpin Hotel Casino is located in Black Hawk, Colorado. In November 1990, Colorado voters approved limited stakes gambling (generally $5.00 or less per bet) in three historic mining towns--Central City, Black Hawk and Cripple Creek. Central City and Black Hawk are contiguous, located about 35 miles west of downtown Denver, and about ten miles north of Interstate Highway 70. As of December 31, 1997, there were approximately 52 limited stakes gaming establishments open in Colorado employing a total of over 6,000 persons. At that date, there were a total of approximately 13,000 gaming devices in operation including slot, keno and video poker machines and blackjack and poker tables which are presently the only devices allowed under Colorado gaming laws.

         GENERAL GAMING INFORMATION. The following table sets forth certain historical information obtained from the Colorado Gaming Commission which is not intended by the Company to imply, nor should a reader infer, that it is any indication of future Colorado or Company gaming revenues.

                                                       Average                                             Average
                                  Adjust                AGP               Average          Average           AGP
                                  Gross                 Per              Number of        Number of       Per Device
State of Colorado(1)            Proceeds(3)           Casino(4)          Casinos(5)       Devices(6)        Per Day
--------------------            -----------           ---------          ----------       ----------        -------

Calendar
  Year
--------

1991(2)                         $ 23,129,000         $    965,000             24             2,166         $ 118
1992                             179,984,000            3,327,000             56             7,814            63
1993                             259,879,000            4,025,000             65            10,619            67
1994                             325,685,000            5,442,000             60            11,575            77
1995                             384,343,000            6,661,000             58            12,665            83
1996                             410,565,000            7,203,000             57            12,872            87
1997                             430,650,000            7,975,000             52            13,361            88


                                                       Average                                             Average
                                  Adjust                AGP               Average          Average           AGP
                                  Gross                 Per              Number of        Number of       Per Device
City of Black Hawk              Proceeds(3)           Casino(4)          Casinos(5)       Devices(6)        Per Day
------------------              -----------           ---------          ----------       ----------        -------

Calendar
  Year
--------

1991(2)                         $  6,561,000         $  1,640,000              4               448         $ 162
1992                              56,201,000            4,223,000             14             2,033            75
1993                             112,140,000            5,303,000             21             3,658            84
1994                             173,703,000            8,635,000             20             4,563           104
1995                             195,856,000           10,171,000             19             4,848           111
1996                             220,200,000           11,589,000             19             5,176           117
1997                             234,631,000           12,295,000             19             5,417           119

         The Company commenced gaming operations through its joint venture interest in the Gilpin Hotel Casino on October 1, 1992. The Casino's AGP and number of devices at December 31, were as follows:

                               GILPIN HOTEL CASINO

                                                                                   Average
                                     Adjusted                                        AGP
Calendar                              Gross                 Number of             Per Device
  Year                               Proceeds               Devices(6)             Per Day
--------                             --------               ----------             -------

1992                              $  2,927,000 (7)             293                  $110
1993                                25,060,000                 286                   240
1994                                28,036,000                 286                   269
1995                                28,051,000                 499 (8)               153
1996                                26,783,000                 488                   150
1997                                28,322,000                 497                   155

----------
(1) Limited stakes gaming totals for Colorado include Black Hawk, Central City and Cripple Creek and commenced October 1, 1991.
(2) Limited stakes gaming began in October, 1991; thus the 1991 results reflect gaming activities from October through December.
(3) Adjusted gross proceeds means total gambling receipts less jackpots/winnings, less restocking monies for slot machines, plus monies collected from table games and deposited with the cashier.
(4) Adjusted gross proceeds divided by the number of reporting licenses (averaged on a monthly basis).
(5) Represents average number of licensees reporting adjusted gross proceeds.
(6) Represents average number of slot machines and table games reported by licensees over the calendar year.
(7) The Gilpin Hotel Casino was completed in September 1992; hence, results are for the last three months of 1992.
(8)      Includes expansion of the Gilpin Hotel Casino completed in January,
         1995.

         Casino owners in Black Hawk and Central City estimate that about 80% of the gaming customers come from the greater Denver metropolitan area. In 1996, this area encompassed eight counties with an estimated population base of approximately 3.2 million persons. The Denver metropolitan population base is projected to increase steadily through 2015.

Item 2.           Properties.

         GILPIN HOTEL CASINO. The Gilpin Hotel Casino was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest in Colorado, however, no hotel or lodging facilities are offered by the casino. Construction of the casino property began in February 1992 and was completed in September 1992. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. It now offers customers approximately 480 slot machines and 17 table games, two restaurants and four bars. The Gilpin Hotel Casino also provides simulcast off-track betting on dog and horse races conducted at various tracks in the United States.

         THE LODGE CASINO. The Lodge Casino, which is anticipated to be completed during the second quarter of 1998, is also located in the heart of the Black Hawk gaming district. The Company believes that The Lodge Casino will be one of Colorado's largest casinos and Black Hawk's premier gaming facility. When completed, the 250,000 square foot project will have approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and parking for approximately 700 cars. The Company and affiliates of Jacobs Entertainment Ltd. have established a jointly owned entity to develop, own and operate The Lodge Casino. The Company owns 75% of this entity and the Jacobs' affiliates own the remaining 25%.

         EMPLOYEES. The Gilpin Hotel Casino employs approximately 310 full-time persons including cashiers, dealers, food and beverage service personnel, facilities maintenance, accounting, marketing, and personnel services. A manual has been provided to each employee which emphasizes customer service as the number one goal of each individual employee. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. Relations with employees are deemed by management to be good. It is anticipated that The Lodge Casino will employ approximately 600 persons. Interviews are currently being conducted by the Company to attract the best candidates for employment. Although the gaming labor market is tight in Colorado, the Company believes good quality employees can be obtained primarily because of the prestige of working at the new casino and the competitive wage and fringe benefits offered.

         LOCATION AND PARKING. The scarcity of convenient parking facilities has been a problem in Black Hawk and Central City since legalized gaming began. The Company's marketing staff, based on interviews with gaming patrons, has determined that the convenience of parking on Millsites 29 and 30 was a significant factor in many patrons' decision to visit the Gilpin Hotel Casino. In the last two years, several competitors have developed or arranged for convenient parking in or near their casinos which has diminished the advantage previously enjoyed by the Gilpin Hotel Casino. During 1997, the Company charged the Gilpin Hotel Casino $50,000 per month for the use of the approximate 163 space parking lot known as Millsite 30. The Gilpin Hotel Casino also utilized Millsites 31 and 32 for parking during 1996. Approximately 30 and 98 cars could park on Millsites 31 and 32, respectively, and the resultant monthly charge was approximately $19,200 per month. Parking for approximately 50 cars is still available on part of Millsite 30, however parking on Millsites 31 and 32 is no longer available to the Gilpin Hotel Casino since construction of The Lodge Casino has commenced. Therefore, once The Lodge Casino is fully completed, parking availability for GHV will approximate 200 cars and parking for The Lodge Casino will approximate 700 cars. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         GAMING EQUIPMENT. In its current configuration, the Gilpin Hotel Casino operates with nine blackjack tables, one Let-It-Ride table, two Three Card Poker tables, and five poker tables along with 480 slot machines. Included in the mix of gaming devices are poker machines, keno machines, and a series of progressive payoffs on nickel, quarter, and dollar slot machines. The Company believes the Gilpin Hotel Casino has a suitable mix of machines based on the popularity of the types of play which casinos have been receiving in the Black Hawk-Central City gaming area. The Lodge Casino will have approximately 800 gaming devices and 22 table games.

         OPERATIONAL CONTROLS. The Colorado Gaming Commission has established strict rules with regard to the supervision and control of all gaming activities, including security and cash control systems. The Gilpin Hotel Casino employs these controls and paperwork systems to insure internal integrity and compliance with regulations. The Gilpin Hotel Casino is also required to obtain an annual audit report from an independent certified public accounting firm, which in turn is required to make certain surprise inspections. There are approximately 240 video cameras throughout the Gilpin Hotel Casino with taping devices in place to record all play at all times. These tapes and live action are monitored and reviewed by both staff and Gaming Commission employees to insure the integrity of gaming activities. The Gilpin Hotel Casino employs a controller who is responsible for an accounting staff of 12 people. The controller is also responsible for all internal accounting matters.

         The Gilpin Hotel Casino has initiated a "slot player tracking system." Patrons are invited to register and receive a frequent player card which may be inserted into slot, keno, and video poker machines while playing in the Gilpin Hotel Casino. This computerized tracking system provides management with valuable marketing information about its patrons.

         Additionally, in late 1994 the Gilpin Hotel Casino employed a full-time compliance officer who reports directly to the General Manager of the Gilpin Hotel Casino. His job is to ensure the Gilpin Hotel Casino complies with the Internal Control Minimum Procedures as established by the Colorado Division of Gaming.

         SUPPORT SYSTEMS. The Gilpin Hotel Casino utilizes a computerized slot data tracking system which allows it to track individual play, payouts, and develop mailing lists for special events and contest play. The system also provides management with a variety of other useful marketing information. A computer based point of sale accounting and data tracking system monitors the popularity of all food and beverage items and offers management controls on food and beverage sales.

         OFF-TRACK BETTING OPERATIONS. On October 6, 1994, the Gilpin Hotel Casino entered into an agreement with Cloverleaf Kennel Club of Loveland, Colorado to provide simulcast off-track betting (OTB) on dog and horse races conducted at various tracks in the United States. The term of the agreement is five one-year options commencing October 1, 1994 through September 30, 1999. The Gilpin Hotel Casino must pay Cloverleaf an annual fee of $40,000 in return for 50% of the net revenues derived from parimutuel wagering at the Gilpin Hotel Casino. The Gilpin Hotel Casino is responsible for all costs of operating the facility. Operation of the OTB facility commenced on February 14, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         BRICKTOWN. The Company owns an approximate 27,000 square foot undeveloped parcel of land located in the middle of what is now the Oklahoma City, Oklahoma Metropolitan Area Project, a downtown redevelopment program ongoing in that City. The Company had planned to construct and operate a high-stakes bingo parlour on the property in conjunction with a local Indian Tribe. However, due to many regulatory impediments, management does not believe the proposed project fits into its long range plans. The property may be listed for sale (or possibly made available for joint venture with others) in the near future.

         COMPETITION. Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. The Lodge Casino and the Gilpin Hotel Casino (the "Casinos") are located in Black Hawk on opposite sides of Main Street. Due to their proximity, the Casinos will compete for some of the same target markets of customers in the Denver metropolitan area. However, the Company believes that its primary competition for the Casinos are other casinos operating in Black Hawk and Central City, of which there were approximately 31 as of December 31, 1997, and, secondarily, casinos operating in Cripple Creek, of which there were approximately 21 as of December 31, 1997. Recently, more experienced, nationally recognized casino operators from other areas of the country have entered, or announced plans to enter, the Colorado gaming market, many of which have substantially greater financial and marketing resources than the Company. Because Colorado does not limit the total number of gaming licenses available for issuance in Colorado and there are no minimum facility size requirements, the Company expects the number and size of gaming facilities and number of gaming devices to continue to increase.

         The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere. The Company believes the Gilpin Hotel Casino generally competes favorably based on these factors and that The Lodge Casino will compete favorably based on these factors when open.

         Various published reports detailing additional gaming projects in Black Hawk have been announced. These projects include: the Riviera Casino, the Isle of Capri Casino (Casino America), the St. Moritz Hotel & Casino (Hyatt Hotels), Country World Casino and an expansion of Jazz Alley Casino. The majority of the new Black Hawk projects are along the southern end of Black Hawk at the first major intersection off of State Highway 119, providing these projects with the initial opportunity to capture visitors to Black Hawk and Central City from the Denver metropolitan area.

         While it is difficult to assess the development stage of each of the announced projects and the likelihood of whether any or all will eventually be built and at what size, it is reasonably likely that at least some of the new competition may be completed and open to the public during 1999. Therefore, should several of the competitive projects open, the increased competition may adversely affect the Company's operations in Black Hawk and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position. Recently, Ladbroke Group PLC, a large international company, purchased two Bullwhackers Casinos and Bronco Billy's Casino. Other large, well financed companies may enter the Black Hawk and other Colorado markets through the purchase and/or expansion of existing facilities in the future.

         Several lobbying groups placed initiatives for additional Colorado limited stakes gaming venues, including Denver, on the November 1992 statewide ballot. Each of these initiatives was defeated by a wide margin, including a November 1996 initiative to expand limited stakes gaming to the city of Trinidad, approximately 185 miles south of Denver. Similar initiatives, legislation or regulation could be introduced in the future. The enactment of any initiatives, legislation, or regulations legalizing gaming elsewhere in Colorado could, and if such legalized gaming was closer to Denver would, have a material adverse effect on the Company's consolidated results of operations and financial position. Legislation has been introduced, which if passed could create additional competition for Black Hawk, Central City and Cripple Creek. It has been proposed that video lottery terminals be allowed at Colorado's six dog and horse racing tracks. Each facility could initially have up to 500 devices and more with regulatory approvals. Moreover, there is no maximum wagering amount as contrasted with the $5 limit which restricts Colorado's mountain casinos. In addition, bingo parlors in Colorado are introducing electronic "pull-tab" games which have many of the characteristics of typical gaming devices. The regulation of these games at present is somewhat uncertain, but if they proliferate, they could pose a competitive threat to limited stakes gaming.

         In addition to competing with other gaming facilities in Colorado as described above, the Company competes to a lesser degree, for both customers and potential future gaming sites, with gaming facilities nationwide, including casinos in Nevada, Atlantic City and Mississippi, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, gaming on Indian reservations, charitable gaming and parimutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The recent and continuing expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions. Although the Company's focus is the Colorado gaming market, it is considering gaming ventures in other locations that the Company believes present favorable opportunities if its resources allow it to do so. However, its ability to capitalize on such opportunities is expected to be limited due to competition for such opportunities from more experienced and financially stronger entities.


         GAMING REGULATION AND LICENSING. The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Director of the Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the "Colorado Regulations"). The Director of the Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee's records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. He may also conduct detailed background checks of persons who loan money to or invest money in a licensee.

         It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming-related-licenses. The licenses are revocable and non-transferable. The failure or inability of the Company, the Gilpin Hotel Casino, The Lodge Casino, or associated persons to maintain necessary gaming licenses would have a material adverse effect on the operations of the Company.

         The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license or permit, and the suitability of a licensee or permittee can be adversely affected by persons associated with the license or permittee. Additionally, any person or entity having any direct interest in the Company or any casino directly or indirectly owned by the Company may be subject to administrative action, including personal history and background investigations. The actions of persons associated with the Company, such as its management or employees, could jeopardize any licenses held by the Company in Colorado.

         The Gilpin Hotel Casino was granted a retailer/operator license concurrently with its opening. The license is subject to continued satisfaction of suitability requirements. The current license for the Gilpin Hotel Casino expires on September 30, 1998. An application for a gaming license was filed by the Company for The Lodge Casino in November 1997. Processing by the Gaming Division is expected to take from approximately four to six months. There can be no assurance that The Lodge Casino license will be granted, or granted in time to coincide with its projected opening, or that the Casinos can successfully renew their licenses in a timely manner from year to year.

         All persons employed by the Company who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times. Messrs. Jacobs, Roark and Politano, among others, hold associated key licenses for the Company. All of the Company's directors are required to become associated key licensees.

         As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. The Company will have an interest in two such licenses. Accordingly, any expansion opportunities that the Company may have in Colorado are limited. In addition, this limitation may affect the ability of certain persons to own the Company's stock. Under the Colorado Regulations, the definition of an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company such as the Company.

         If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in the Company, the Company may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of a casino license. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. The Company's Articles of Incorporation includes the required provisions.

         The Gaming Commission has the power to require the Company to suspend or dismiss officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who are found to be unsuitable to act in such capacities, and may have such power with respect to any entity which is required to be found suitable under the Colorado Regulations.

         A person or entity may not sell, lease, purchase, convey, acquire or pledge an interest in an entity licensed to conduct limited stakes gaming in Colorado without the prior approval of the Gaming Commission, except for a less than 5% interest in a publicly traded corporation.

         The Gaming Commission also has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) all general partners and all limited partners of a licensed partnership,
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

         Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Slot machines, black jack and poker are the only permitted games, with a maximum single bet of $5.00. Colorado casinos may not extend credit to gaming patrons. The Colorado Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective October 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40%. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. These regulations and taxes adversely affect Colorado casinos' ability to generate revenues and operating profits. See "Taxation" below.

         The Company believes that it is presently in material compliance with all applicable gaming rules and regulations.

         LIQUOR REGULATION. The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of the Company or its casino must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any such disciplinary action could, and any failure to renew or other revocation of any of its liquor licenses would, have a material adverse effect upon the operations of the Company and its casinos.

         Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. The Company's casinos have or will have gaming tavern liquor licenses. Accordingly, the Company's expansion opportunities in Colorado are limited by such licensing restriction.

         TAXATION. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. Colorado currently levies an annual device fee of $75 for each gaming device installed in a casino. In addition, Colorado has recently promulgated a revised annual gross gaming revenue tax (gross gaming revenue being generally defined as the total amount wagered less the total amount paid out in prizes) of 2% of the gross gaming revenue up to and including $2 million, 4% of the gross gaming revenue above $2 million up to and including $4 million, 14% of gross gaming revenue above $4 million up to and including $5 million, 18% of gross gaming revenue above $5 million up to and including $10 million, and 20% of gross gaming revenue in excess of $10 million. Under the Colorado Constitution, the Commission could increase the top rate to as much as 40%. Pursuant to a more recent tax limitation amendment to the Colorado Constitution, however, neither the state nor any local government may increase a tax rate without an affirmative vote of the people; therefore, there is some question as to whether the Gaming Commission could constitutionally increase the state tax levied on gross gaming revenues without such a vote.

Item 3.           Legal Proceedings.

         The Company is currently defending an arbitration proceeding pending in Denver, Colorado wherein the claimant contends that the Company under its former name, Mountain Casino Properties, Inc. ("Mountain Casino"), breached a 1991 subscription agreement which allegedly entitled him to purchase a number of Mountain Casino shares. He is seeking damages consisting of his alleged unrealized profits, in the range of $169,750 to $194,687, plus interest and costs. The Company believes the claim is without merit and has denied any liability on the basis, among others, that it was effectively required to terminate the offering pursuant to an order of the Division of Securities of the Colorado Department of Regulatory Agencies. At present, no arbitration date for this matter has been scheduled.

         The Company and the LLC (owner and developer of The Lodge Casino) and other LLC members are defendants in an action for trespass brought in late January 1998 by a company which claims to have succeeded to rights of heirs of certain shareholders of a company which was dissolved under Colorado law in 1942. The action alleges that the long defunct company had certain reversionary rights to a small strip of land included within the boundaries of The Lodge Casino project. The Company, the LLC, other LLC members and certain title insurance companies have agreed to enter into a joint defense of the action with all parties reserving their respective rights. The Company believes (and it has been informed that all other interested parties believe) that the action is without merit and that it will be contested vigorously by the interested parties. The Company is in the process of investigating significant counter claims against the plaintiff.

         The Company is also involved in routine litigation arising in the ordinary course of GHV's business. These matters are believed by the Company to be covered by appropriate insurance policies.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to shareholders during the fourth quarter of the fiscal year covered by this Report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "BHWK." The following table sets forth for the periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market:

      1996                                                     High                       Low
      ----                                                     ----                       ---

First Quarter                                                $  6-7/8                   $ 4-1/2
Second Quarter                                                 10-3/8                     4-3/4
Third Quarter                                                   8-3/4                     5-1/8
Fourth Quarter                                                      7                     4-1/2

      1997
      ----

First Quarter                                                $      6                   $     4
Second Quarter                                                  6-7/8                     3-7/8
Third Quarter                                                       9                     4-5/8
Fourth Quarter                                                      9                     6-1/2

         DIVIDENDS. The Company has not paid or declared cash distributions or dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

         On March 6, 1998, the last reported sale price of the Common Stock reported on the Nasdaq National Market was $8-3/16 per share. As of March 6, 1998, there were approxi mately 200 holders of record of the Common Stock and the Company estimates, based upon information provided by brokers, that it has in excess of 1,600 beneficial owners of its Common Stock.

Item 6.           Selected Financial Data.

         The selected financial data of the Company for the periods set forth below have been derived from the Company's financial statements included elsewhere herein. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related Notes thereto included elsewhere herein.

                                                              Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                       1997            1996            1995            1994            1993
                                       ----            ----            ----            ----            ----

STATEMENTS OF OPERATIONS
  DATA:
  Revenues                         $ 1,260,291     $ 1,263,887     $ 1,493,655     $ 1,411,310     $ 1,238,626
  Costs and expenses                 1,382,055       1,736,688       1,420,742       1,040,370         682,662
  Equity in earnings of
    joint venture                    2,812,858       2,255,635       2,785,929       3,493,149       4,171,640
  Net income                         1,706,321       1,046,941       1,773,247       2,493,807       3,128,604
  Net income per common share:
    Basic                                  .64             .41             .65            1.02            1.78
    Diluted                                .48             .39             .65            1.01            1.44

                                                              Year Ended December 31,
                                   ---------------------------------------------------------------------------
                                       1997            1996            1995            1994            1993
                                       ----            ----            ----            ----            ----

BALANCE SHEET DATA:

  Current assets                   $ 1,267,043     $ 5,016,658     $ 3,816,199     $ 4,177,418     $ 6,761,623
  Noncurrent assets                 48,036,487      19,507,337      16,452,122      15,593,263       7,263,517
  Total assets                      49,303,530      24,523,995      20,268,321      19,770,681      14,025,140
  Current liabilities                3,110,232         620,282         850,500         762,801       1,926,451
  Convertible note payable
    to shareholder                        --         1,500,000
  Long-term debt                    12,897,174       2,251,639       2,376,655       3,189,084         776,300
  Common stock subject to
    put options                           --           137,499         666,667         986,000            --
  Minority interest                  6,704,688       1,793,500
  Shareholders' equity              26,591,436      18,159,569      16,374,499      14,832,796      11,322,389

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with, and is qualified in its entirety by the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

GENERAL

         The Company's primary operating business has been its ownership interest in and management of the Gilpin Hotel Casino (GHC). GHC's operations have been conducted through the Gilpin Hotel Venture (GHV), a joint venture between the Company and Gilpin Ventures, Inc. (GVI), an unaffiliated entity. The Company and GVI are each 50% owners of GHV, and generally accepted accounting principles require the Company to report the results of operations of GHV using the equity method. Under the equity method, the Company records its share of the net earnings of GHV on its financial statements under the caption "Equity in Earnings of Joint Venture" after elimination of intercompany transactions and other adjustments. The Company receives certain other revenues from GHV, consisting primarily of management fees, rentals and certain parking fees, but the Company's equity in the earnings of GHV has historically accounted for substantially all of its net income.

         In December, 1997, the Company entered into an agreement to acquire GVI's ownership interest in GHV. Subsequent to the completion of this transaction, which will be accounted for as a purchase, GHV's operations will be consolidated with those of the Company for financial reporting purposes. The acquisition of GVI's interest remains subject to various conditions precedent, but is anticipated to be consummated by June 30, 1998.

         The development of The Lodge Casino at Black Hawk and its operations subsequent to completion will be conducted through Black Hawk / Jacobs Entertainment, LLC (the LLC), a limited liability company in which the Company has a 75% ownership interest and affiliates of Jacobs Entertainment Ltd. have a 25% ownership interest. The results of operations of the LLC will be consolidated with those of the Company for financial reporting purposes. The Company will share a management fee equal to 5% of adjusted gross proceeds from gaming operations of the LLC and will share in profits and losses with the Jacobs' affiliates on a 75%-25% basis. The LLC paid a project development fee in the amount of $600,000 to a Jacobs' affiliate in consideration of certain pre-development and development services provided by that entity, and Mr. Jacobs and other affiliates are entitled to receive an annual credit enhancement fee for guaranteeing the LLC's $40 million credit facility in an amount equal to 2% of the amount so guaranteed (see Item 13 herein).

         The availability of on-site parking has been an important factor in the Gilpin Hotel Casino's success. During 1996 and 1997, GHC's operations were adversely affected by traffic flow constraints associated with a municipal street improvement project. A reduction in available parking resulting from the construction of The Lodge Casino project had a minimal impact. GHV has historically leased certain Company owned parcels adjacent to the casino for use as parking facilities, and from time to time has leased portions of other Company owned property to provide additional parking for the casino's patrons. Construction of The Lodge

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Casino project has resulted in a decrease in Company owned land available for use as parking facilities. This has resulted in a decrease in parking fees realized by the Company.

RESULTS OF OPERATIONS

         Impact on operations of the Company due to construction

         As a result of the complex site development issues related to the LLC project (The Lodge Casino), there has been significant revisions to the original three-phase project. The Lodge Casino project commenced with the development of a three story parking structure on a significant portion of Millsite 30 during the first quarter of 1998. The venturers determined the ultimate timing and phasing of this portion of the project during the third and fourth quarters of 1997, and gave the contractor notice to proceed for the development of a three story parking garage on a 44,000 square foot portion of Millsite 30. The purpose of the three story garage is to provide additional parking for The Lodge Casino (approximately 200 cars) as well as parking for approximately 90 cars for the benefit of the Gilpin Hotel Casino. This parking for GHC, coupled with the remaining parking available on Millsites 29 and 30, will provide GHC with total parking for approximately 200 to 225 cars. Development has commenced on the parking structure and the Company anticipates that 1998 operations at the Gilpin Hotel Casino will be significantly impacted while construction is underway. The Company will more than likely realize reduced management fees, parking fees and rental income as these elements of the Company's revenues are derived from the GHC. Additionally, the Company's 1998 share in the equity in earnings of the joint venture will more than likely decline as a result of reduced business at the Gilpin Hotel Casino resulting from the construction although the Company has attempted to stage the construction of the parking structure in such a manner as to minimize the impact on the 1998 operations of the Gilpin Hotel Casino.

         Additionally, the City of Black Hawk through its Business Improvement District (BID), constructed significant improvements to Main Street in Black Hawk for most of 1996 and through the third quarter of 1997. The BID made these improvements on behalf of the City to ultimately benefit all casinos on Main Street. The completion date of the Main Street project was approximately in August 1997. While the Company's operations for 1996 were affected by the BID improvements, operations were further and more adversely impacted during the construction period from March through November 1997.

         Therefore, the following discussion of the Company's operations for the year ended December 31, 1997 compared to 1996 should be read with the recognition that the construction of the parking structure on Millsite 30 and the hotel/casino complex on Millsites 31, 32 and 34, will more than likely significantly and adversely effect the operations of GHC during the first half of 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


         Jacobs Joint Venture

         In December 1994, the Company entered into a joint venture agreement with Jacobs Entertainment Ltd. ("Jacobs") of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk. After plan revisions, the Company is currently constructing a 50 room hotel/casino, with three floors of underground parking for approximately 500 cars, casino space for 800 machines, 22 table games, and space for three restaurants, four bars and other amenities. Additionally, as a result of the refinements to the original design, the Company decided to incorporate a three-story parking facility on approximately 44,000 square feet of Millsite 30 into the project as discussed above.

         On February 27, 1997 the LLC obtained its excavation/foundation permit from the City of Black Hawk and closed its financing with Wells Fargo Bank for a $40,000,000 construction loan on March 7, 1997. The term of the loan is for 5 years, with interest floating at approximately 3.5 basis points above the LIBOR rate (a total rate of interest of 9.5% at December 31, 1997). Principal payments are due quarterly beginning April, 1999. Since the commencement of the project, the Company has funded its 75% share of the LLC costs, totaling approximately $20,100,000 through December 31, 1997 as well as an additional $297,000 in costs, out of debt which was later converted to equity, working capital and funds generated by operations. Presently, total project costs are estimated to be approximately $72,000,000. See "Liquidity and Capital Resources" below.

         Investment of Capital into the Company by Jacobs Entertainment Ltd.

         On November 12, 1996 the Company concluded its financing arrangement with Diversified Opportunities Group Ltd. (DOGL), an affiliate of Jacobs. Under the agreement, the Company issued 190,476 shares of its restricted common stock for $1,000,000 ($5.25 per share) and also issued a $1,500,000 promissory note convertible, as discussed below, into shares of the Company's Common Stock at $5.25 per share. Further, DOGL was committed to advance up to an additional $4,500,000 on the same basis when funds were needed by the Company to meet its share of project costs. Under the terms of the agreement, Jeffrey P. Jacobs, President of Jacobs Entertainment Ltd. was elected Chief Executive Officer of the Company and Co-Chairman of its Board of Directors. Two persons nominated by Mr. Jacobs were also elected to the Board of Directors. In addition, the agreement provided for existing officers and directors of the Company to purchase up to $750,000 of convertible notes under terms the same as those offered to Jacobs.

         The conversion feature with respect to the second note (also at $5.25 per share) was approved by the shareholders of the Company at a special meeting held on January 10, 1997. In addition, conversion of all of the notes (including those purchased by current officers and directors) was subject to the satisfactory resolution, in DOGL's sole but reasonable discretion, of an investigation which was being conducted with respect to certain previous activities of the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


Gilpin Hotel Casino. The successful resolution of this issue was achieved in the third quarter of 1997 and accordingly on December 31, 1997, DOGL converted its promissory notes to common stock of the Company. Additionally, the officers and directors holding $750,000 in convertible promissory notes, also converted their notes to common stock.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1996

         Income before income taxes and extraordinary item for 1997 increased, when compared to 1996, by $908,300 or 51%. Total revenue of the Company decreased by $3,600 or less than 1% for 1997 as compared to 1996. Increased profitability in 1997 is due to an increase in equity in earnings of GHV of $557,200 or 25% and a reduction in total costs and expenses of $354,600 or 20%. Costs and expenses in 1996 included impairment write-downs discussed below under "Costs and Expenses." Additionally, the Company realized an extraordinary gain in 1997 on the early retirement of debt of $85,800 (net of $51,000 in income taxes). The following is a discussion of the various changes in the components of the Company's Consolidated Statements of Income for the year ended December 31, 1997, as compared to the year ended December 31, 1996.

         Revenues

         The Company's 1997 revenues decreased by $3,600 or less than 1% as compared to 1996. This decrease is comprised of reductions in: parking lot income of $22,600 or 7% and interest income of $63,750 or 34%; offset by increases in: management fees of $54,800 or 17%; and rental income of $27,950 or 6%.

         Management fee income is computed based upon 11% of the defined volume of the various departments of GHV operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will fluctuate accordingly. The total costs and expenses of GHV for 1997 as compared to 1996 increased by $382,000 or 1% while net revenue generated by GHV increased by $1,376,000 or 5% as compared to 1996. The management fee earned by the Company for 1997, after elimination of the amount of such fee attributable to the Company's 50% interest in GHV resulted in an increase of $54,800 or 17% as compared to 1996.

         During 1997, the Company received parking fees from the joint venture for the use of Millsite 30. During 1996 the Company received parking fees for the use of Millsites 30, 31 and, on an as needed basis, Millsite 32, as parking for the patrons of GHV. During the fourth quarter of 1996 the Company eliminated parking on Millsite 31 and reduced the parking availability on Millsite 30 in order to facilitate the construction requirements of the LLC. As a result of the loss of available parking for GHV, the Company's parking revenue for 1997 decreased by $22,600 or 7% when compared to the prior year. The agreement for the use of parking on all of Millsite 30 for the benefit of GHV, ended on January 1, 1996, however, the Company charged GHV a

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


$50,000 monthly fee for all of 1997 and through mid-February 1998. Commencing in February 1998 the Company further reduced parking availability for GHV in order to construct a parking garage which will provide additional parking for the LLC as well as GHV. The Company continues to rent a reduced portion of Millsite 30 to GHV, for approximately $25,000 per month on a month-to-month basis while construction continues on Millsite 30 for the overflow parking facility for The Lodge Casino and for GHV.

         The Company and an affiliate of its joint venture partner are the co-owners of the land underlying GHV. The Joint Venture agreement requires GHV to pay a monthly land rental fee equivalent to 7% of net gaming revenues. Rental income attributable to the land underlying GHV is reported after elimination of the amount of such fees attributable to the Company's 50% interest in GHV. The Company's rental income for the year ended December 31, 1997, increased by $27,950 or 6%. While net gaming revenues of GHV for the year to date were up as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         Costs and Expenses

         Total compensation and related costs increased for 1997 as compared to 1996 by approximately $189,500 or 25%, generally as a result of increases in costs for additional employees of the Company of approximately $78,400 or 10% and amortization of com pensatory stock options vested in the amount of $111,100. General and administrative expenses for 1997 increased by $73,100 or 20% as compared to 1996 generally due to an increase in the overall activity of the Company. The Company recognized impairment write-downs in 1996 of $493,000 as a result of the abandonment of its efforts to secure a gaming license in Mexico ($345,000) and costs incurred to develop and test market a new casino game ($148,000). The Company incurred no such costs in 1997.

         Equity in Earnings of Joint Venture

         By virtue of the Company's 50% ownership of GHV, generally accepted accounting principles require the Company to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, Equity in Earnings of Joint Venture accounts for substantially all of the Company's income before income taxes. Summarized financial information on the Joint Venture is provided in Note 3 to the Consolidated Financial Statements included within this report. See the introductory paragraphs to "Results of Operations" above.

         During 1997, GHV's total revenues increased by $2,210,500 or 8% as compared to 1996. However when reduced by an increase as between the two years in promotional allowances of $834,100 or 60%, net revenues for 1997 increased only by $1,376,300 or 5%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


The total costs and expenses of GHV increased by $382,200 or 1% in 1997 as compared to 1996. Accordingly, the net result was an increase in the net income of GHV for 1997 of $994,100 or 42%, over 1996. Early in 1997 the Company, as manager of GHV, embarked on a program of containing costs at the GHV level while investing additional dollars into various direct marketing and promotional campaigns. The Company focused on its existing customer base and marketed directly to those individuals. The Company believes this general strategy paid off in terms of overall performance of GHV for 1997 compared to 1996.

         The Statements of Income of GHV (see Note 3 of the accompanying Notes to Consolidated Financial Statements) includes classification of costs and expenses by operating departments. When these operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $382,200 include decreases in 1997 as compared to 1996 in: labor costs of $992,700 or 12%; bad debts of $121,000 or 32%; legal fees of $110,700 or 49%; parking fees of $314,300 or 33%; poker food costs of $96,500 and other net decreases of $22,900. These decreases are offset by increases in 1997 as compared to 1996 in: marketing and related costs of $655,700 or 21%; gaming taxes of $630,300 or 15%; food and beverage costs of goods sold of $300,000 or 26%; property taxes of $76,800 or 64%; depreciation of $87,900 or 7%; rent of $111,800 or 6%; management fees of $117,800 or 17% and slot rental expenses of $60,000 or 81%.

         The additional dollars spent on the GHV's marketing programs and improved operating efficiencies resulted in an increase in traffic flow to GHV and helped in overcoming the disruption to traffic caused by the construction efforts of the Business Improvement District (BID).

         A large portion of GHV's success has been attributed to the availability of on-site parking. The parking lot entrance is located directly across the street from GHV and is convenient for GHV's patrons. During most of the second quarter and part of the third quarter of 1997, GHV experienced reduced accessibility to its parking lot due to traffic flow constraints imposed by the construction efforts of the BID. During the third quarter of 1997, however, the BID completed its construction efforts on Main Street and GHV's patrons were able to regain the accessibility to the parking without significant inconvenience.

         The competitive environment in the City of Black Hawk continues to change. The principal changes include: expansion by other casinos; increased parking availability at other establishments; an increased number of gaming devices; and aggressive marketing campaigns by competing casinos. To compete with these changes management has implemented additional marketing programs and has incurred increased costs to implement those programs as discussed above.

         In the opinion of management, GHV's operations for 1997 were competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


adjusted gross proceeds (AGP) (amount of money wagered less the amount paid out in prizes) averages for gaming devices (slot machines and table games) remains in excess of the overall gaming AGP averages for the state of Colorado and the city of Black Hawk.

         Income taxes

         Income tax expense for 1997 is based upon a combined federal and state tax rate approximating 37%. The Internal Revenue Service (IRS) has examined GHV's 1992, 1993, 1994 and 1995 income tax returns. GHV and the IRS have reached a settlement for findings, in GHV's 1992, 1993 and 1994, income tax returns, which will increase the amount of taxable income of GHV by approximately $128,000, $62,000 and $200,000 respectively. GHV and the IRS have also reached a settlement of findings of GHV's 1995 income tax return which will decrease the amount of taxable income allocated to the venturers by approximately $40,000. The findings represent principally temporary differences which will reverse in future years.

         Extraordinary item - early retirement of debt

         During 1997 the Company was able to successfully negotiate a discount on the amount due on a note payable related to the purchase of Millsite 31. The holder of the note accepted a discount of approximately 5% of the principal amount due on the note (a total discount of $136,800). The Company paid the note in full and contributed the property to the LLC pursuant to the terms of the joint venture agreement with Jacobs. The gain of $85,800, which is net of related income taxes of $51,000, has been reflected in the consolidated statements of income as an extraordinary item for the year ended December 31, 1997.

         Stock options, non-qualified - vested

         In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 titled Accounting for Stock-Based Compensation (SFAS 123). Generally, this statement provides for the financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions involving nonemployees must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In connection with the investment of capital into the Company by DOGL, and as more fully described above, the Company issued approximately 85,000 nonqualified options to DOGL. At the direction of DOGL and on its behalf, the Company issued the options to certain individuals who had contributed services to the Company and/or DOGL. Pursuant, to the terms of SFAS 123, the Company is required to record the transaction at the fair market value of each of the options issued at the date of issuance. The options vest ratably over a three year period, with the first vesting period ending in November 1997. On the date of issuance, the fair value of each of the options was

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


calculated to be approximately $3.92 per option, resulting in a total valuation for all of the options issued to be $333,200. Pursuant to the option plan, the options do not vest ratably through the period, but vest on the anniversary of the date of grant. Accordingly, the Company has recognized a charge of $111,066 during the fourth quarter of 1997, which represents the first year amortization of one third of the total valuation of the options issued.

         Net income per common share - basic and diluted

         Results of operations for the year ended December 31, 1997 yielded net income per common share - basic of $.64, based on weighted average shares outstanding of 2,664,403. Earnings per common share - basic for the comparable period in 1996, was $.41 based on 2,529,801 weighted average shares outstanding. All prior periods presented in the Consolidated Financial Statements have been retroactively adjusted to reflect the computation of earnings per share pursuant to the terms of Statement of Financial Accounting Standards No. 128 titled Earnings Per Share which became applicable for all financial reporting periods ending on or after December 15, 1997. Earnings per common share previously reported was not materially impacted by the application of SFAS 128.

         In general, under SFAS 128, basic earnings per share gives effect to the weighted average number of common shares outstanding while diluted earnings per share gives effect to all potentially dilutive common shares (such as stock options) that were outstanding during the period.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1995

         Income before income taxes for the year ended December 31, 1996 was approximately $1,076,000 less than the year ended December 31, 1995. Total revenue of the Company declined by approximately $230,000 or 15%; total costs and expenses increased by approximately $316,000 or 22% and the Company's share of the equity in earnings of Joint Venture declined by approximately $530,000, or 19%. The combination of these three elements of the Company's consolidated statement of income comprise the approximate $1,076,000 decline in the Company's income before income taxes. The following is a discussion of the various changes in the components of the Company's Consolidated Statements of Income for the year ended December 31, 1996 compared to the year ended December 31, 1995.

         Revenues

         The Company's operating revenue during 1996 declined by 15% or $230,000 as compared to 1995. A decline in the Company's management fees of approximately $67,000, rental income of $ 15,000, parking lot operation income of $35,000 and interest income of $113,000 account for this decline. Generally, management fees and rental income decline as

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


operations of the Casino decline. The decline in interest income during the year ended 1995 is the result of the repayment of an outstanding note receivable from an affiliate of the Company's joint venture partner totaling approximately $1,500,000 on which the Company was earning 10% interest. The major portion of this note was repaid during the first quarter of 1996, with the remaining balance repaid during the second quarter. Additionally, throughout 1996 the Company expended funds on development efforts required for The Lodge Casino. As the Company expends funds on other projects, particularly The Lodge Casino, interest income will continue to decline.

         Other components of the Company's revenue, which declined in the fiscal year 1996 as compared to the fiscal year 1995, were management fees and rental income. Usually as the volume of business of GHV increases or decreases, the management fee earned by the Company will fluctuate accordingly. However, as costs and expenses of the Casino for the year ended 1996 declined by approximately $757,000 and the net revenue generated by the Casino decreased by $1,583,000, the management fee earned by the Company for the current year, after elimination of the amount of such fee attributable to the Company's 50% interest in GHV, declined by $67,000.

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

         The other principal revenue account of the Company is the parking fees it receives from GHV for the use of Millsites 30, 31, and, during 1996 on an as needed basis, Millsite 32, as parking for the patrons of the Casino. In November 1995, the Company agreed to allow the use of Millsite 32 for parking, on a trial basis, for a monthly charge of $10,000 to determine if the additional parking on Millsite 32 was warranted. GHV utilized Millsite 32 during January and February, however, as the Company started conducting pre-development work on Millsite 32 during March, parking has not been available on Millsite 32 since that time. Additionally, the Business Improvement District's (BID) efforts in the City during 1996 caused the Company to lose some parking on Millsite 30 due to the temporary rerouting of Main Street onto the Company's property. Accordingly, the amount the Company charged the Casino was reduced by the number of spaces lost to the City for the construction on Main Street. The Company has not committed to any long term parking arrangements for the use of Millsites 30, 31 and 32 with the Gilpin Hotel Casino due to the development efforts currently underway with The Lodge Casino.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


         Costs and Expenses

         Total compensation and related costs increased for the year ended December 31, 1996 by approximately $132,000 due principally to a negotiated severance package with the Company's former General Manager of the Gilpin Hotel Casino of $50,000, compensation for the Company's new CEO for one month of $12,500, a marketing consultancy agreement of approximately $50,000 and other increases of $19,500; other general and administrative costs declined by approximately $165,000 and interest costs declined by $144,000 for an overall decrease in costs and expenses from recurring operations of approximately $177,000 for the year ended December 31, 1996 as compared to the comparable year of 1995.

         During late 1995 and 1996 the Company incurred approximately $345,000 in costs in attempting to secure a gaming concession in Mexico. The Company deferred writing off these costs until it became known that the possibility of securing a Mexican gaming license was not practical or on the horizon. The Mexican legislature was rumored to be set to approve gaming within Mexico at several times during 1996, however this did not occur. In the fourth quarter of 1996, the Mexican legislature deferred any further decision making until sometime in 1997 or later. The Company chose to write these costs off during the fourth quarter of 1996 as it did not presently appear that any meaningful value will be realized from these costs in the foreseeable future.

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

         Equity in Earnings of Gilpin Hotel Joint Venture ("GHV")

         The following discussion relates to the operation of the Gilpin Hotel Casino and serves to explain changes in the Equity in Earnings of Joint Venture in the Company's Consolidated Financial Statements. See the separate financial statements of the Gilpin Hotel Venture under Note 3 to the Consolidated Financial Statements included in this Report.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


         During the year ended December 31, 1996 the Casino's total revenues decreased by approximately $1,334,000 (4%), however when combined with an increase in compli mentary/promotional allowances of $249,000, the net decrease in the revenues of the Casino is $1,583,000. Total expenses of the Casino decreased by approximately $757,000 (3%) resulting in a net decrease in the net income of the Casino in 1996 of approximately $826,000, or 26% compared to 1995.

         The most significant reason for the decrease in the total revenues of the Casino was the result of a decrease in win from slot machine play. Slot win is calculated by adding drop, (moneys wagered and retained by the Casino), less jackpots and fills, (pay outs to customers and restocking of coins to be paid out of the slot machines). In 1996 drop increased when compared to 1995; however when reduced by jackpots and fills, the result was a decrease in slot win of $1,320,000 compared to 1995. The net slot win decrease combined with the increased win in table games and in Off Track Betting of $52,000, a decrease in food and beverage revenue of $66,000, and when reduced by an increase in complimentary/promotional allowances of $249,000, approximates the total decrease in revenues of $1,583,000.

         The approximate decrease of $757,000 in Casino expenses was due principally to a decline in labor and employee benefits costs of $319,000, food costs of $173,000, parking fees of $153,000, property taxes of $79,000, progressive jackpot expense of $112,000 and bad debt expense of approximately $100,000. Variable expenses related to slot win including gaming taxes, rent and management fees were reduced by $312,000, $71,000 and $146,000, respectively. Increases in expenses include marketing costs of $285,000, contract labor of $135,000, depreciation of $98,000, interest expense of $195,000 and other net costs and expenses decreased by $5,000.

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

         Net Income Per Share of Common Stock

         Results of operations for the year ended December 31, 1996 yielded net income per common share of approximately $.41 based on weighted average shares outstanding of 2,530,000, while earnings per share for 1995 were approximately $.65 based on weighted average shares outstanding of 2,574,000. In connection with the purchase of Millsite 32, the Company issued 100,000 shares of its common stock subject to a put option to the Company. These shares have been sold back to the Company by the holder, at the rate of 12,500 shares per quarter for two years. During the years ended December 31, 1996 and 1995, a portion of the Company's cost related to common stock subject to put options, $20,816 and $93,167, respectively, represents the period's accretion of the discount of the fair market value of the common stock issued on the date of the transaction and the exercise price of the put. Accordingly, the computation of the net income per common share reflects this amount as a deduction from net income only when computing net income per common share. The respective effect of the accretion of the discount of $20,816 and $93,167 for the years ended December 31, 1996 and 1995 was $.01 and $.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $496,400 for 1997 and $667,900 for 1996.

         Net cash used in investing activities for 1997, was $23,669,900 and was primarily the result of payments for project development costs associated with The Lodge Casino totaling $24,057,300, capitalized interest of $780,300 and other miscellaneous payments of $91,300 which were offset by distributions from GHV of $1,259,000. During 1996, the net cash used in investing activities totaled $727,665 and was primarily the result of distributions from GHV of $2,071,500 and loan repayments from an affiliate of the Company's joint venture partner in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


GHV of $1,336,000 offset principally by project development cost payments totaling $3,600,000, capitalized interest of $124,400 and other expenditures on projects and land improvements totaling $410,800.

         The net cash provided by financing activities for 1997, amounted to $19,707,500 and was principally the result of proceeds from the issuance of convertible debt to DOGL and officers totaling $5,250,000; proceeds from notes to DOGL and officers totaling $850,000; draws against the Wells Fargo Bank construction loan totaling $12,897,200 and minority interest contributions totaling $3,831,200. These increases are offset by the acquisition of treasury stock acquired by the Company totaling $137,500, payments on long-term debt aggregating $2,238,900 and repayment of notes to DOGL of $550,000, cost to convert notes to shareholders of $150,800 and other financial activities of $43,700. Financing activities provided $2,401,400 in 1996, principally the result of the sale of stock, net of related costs, and the proceeds from the sale of a convertible note to a shareholder, aggregating net proceeds of $2,274,000 and minority interest contributions of $1,496,000. These sources were reduced by payments on long-term debt of $803,500 and by $565,000 in costs incurred to acquire treasury stock.

         The Company's principal sources of cash flow consist of distributions from GHV, cash generated from its rental and management operations and minority interest contributions to the Company's majority owned subsidiary. As of December 31, 1997 the Company has working capital of approximately $509,400 (after eliminating accrued expenses of the LLC of $2,352,400 to be financed under the Wells Fargo Bank credit facility) as compared to $4,700,000 at December 31, 1996. During 1997 the Company received $1,259,000 of distributions from GHV, however, the required capital contributions of the Company associated with The Lodge Casino has decreased working capital as compared to December 31, 1996.

         During 1997, the Company issued convertible promissory notes to officers and directors totaling $750,000 to meet funding requirements of The Lodge Casino under the terms of the credit facility agreement with Wells Fargo Bank. The convertible notes were converted on December 31, 1997 at $5.25 per share. The Company also issued unsecured notes payable to DOGL (an affiliated company controlled by Jeffrey P. Jacobs, the Chief Executive Officer and Chairman of the Board of the Company) of $550,000 and to other officers and directors of $300,000, payable at approximately 8% per annum, in order to provide working capital to the Company to pursue other potential gaming opportunities. The Company repaid $550,000 of the loans, plus interest, in the fourth quarter of 1997.

         The recoupement provision of the GHV joint venture agreement provides the Company with a small amount of working capital in addition to the distributions it receives from GHV. The Company's joint venture partner is obligated to repay a remaining balance of approximately $1,244,000 at December 31, 1997 and 1996 for its proportionate share of the development costs of GHV, but only based upon 40% of the after tax profits of the Casino, if any. There

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


have been no repayments against the development account during the years ended December 31, 1997 or 1996. The Company's joint venture partner has been withholding payment against this recoupement account and has disputed certain expenses paid by and distributions made to the Company. If the Company is successful in securing the financing to purchase its joint venture partner's interest in GHV, these disputed amounts have been negotiated in the purchase price of the contract. If the Company is unable to secure the financing, the Company has agreed to reduce the recoupement account by approximately $500,000 to settle the disputed items and the joint venture partner will recommence payments against the recoupement account pursuant to the terms outlined in the original joint venture agreement between the parties.

         The joint venture agreement further provides that certain performance standards must be met by the Company as the general manager of the Casino. Among other things, it provides that if for two consecutive quarters the total revenues or net income of GHV are not at least 80% of budgeted amounts for the current year the management agreement is subject to review by the Policy Board. During the second, third and fourth quarters of 1996 the net income of GHV was less than 80% of budgeted amounts for the respective periods. If the Policy Board deems that the failure to meet the standard was not the result of extenuating circumstances, and the parties disagree, the matter will be immediately submitted to arbitration. As discussed above, the Company believes that the activities of the BID had a significant and substantial adverse effect on the operations of GHV during 1996. Accordingly, the Company does not presently anticipate that the management agreement with GHV will be subject to review by the Policy Board of GHV. However, under the terms of the joint venture agreement the Company's management contract with GHV expired on June 30, 1997 and continues to be subject to review by the Policy Board for another five year term. As previously stated the Company fully anticipates acquiring the interest of its joint venture partner in the GHV, however can give no assurance in this regard. If the Company is unable to acquire its joint venture partners interest, the Company can give no assurance that its management contract will be renewed and believes renewal of the contract will be based upon negotiations with its joint venture partner.

         Agreement to buy-out joint venture partner in GHV

         As discussed previously, in December 1997 the Company entered a definitive agreement with Gilpin Ventures, Inc. (GVI), the Company's joint venture partner in GHV. The agreement provides among other things for the Company's purchase of all of GVI's issued and outstanding Common Stock. GVI holds a 50% interest in GHV including all personal property, gaming machines, licenses, permits and other property. The Company paid $50,000 at execution of the agreement and will pay $5,200,000 to GVI shareholders and an affiliated company at closing which is anticipated to be on or before June 30, 1998 (unless extended for up to three months with extension payments of $50,000 per month). In addition, the Company will cause GHV to distribute at closing its cash reserves in excess of $1.5 million, one-half of which will be paid to the selling shareholders of GVI. Finally, on or before December 31, 1998,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


the Company has the right to pay to Gilpin Gold, Inc. (GGI), an affiliated company of GVI, $4,750,000 for all of that company's right, title and interest in land underlying the Gilpin Hotel Casino and other parcels located across the street from that casino. The Company believes the acquisition, among other things, will enable the Company to consolidate GHV's operations in its financial statements, promote joint marketing activities with The Lodge Casino, achieve economies of scale with respect to top management, operational management, compliance and human resources personnel, and minimize conflicts of interest with respect to operations, strategies and employee use as between the Gilpin Hotel Casino and The Lodge Casino. If the Company fails to make the payment on or before June 30, 1998 (or by an extended closing date), GVI and the Company have agreed to certain modifications in the joint venture agreement, and GVI will continue as co-owner of the GHV. If the Company makes the payment on or before June 30, 1998 but fails to purchase the land from GGI on or before January 2, 1999, which can be extended by the Company to June 30, 1999, the lease covering the land will be modified to provide a minimum monthly rent of $60,000 to GGI (now $10,000) although the present base rate of 7% of revenues (3.5% each venturer) will continue. The Company has signed a Commitment Letter with a potential lender to secure a $20,000,000 revolving loan to assist in meeting its short term liquidity needs. Specifically, the Company anticipates utilizing the funds from this facility to finance the purchase of the 50% interest in GHV as described above ($10,000,000), to refinance existing debt of GHV in order to secure a first position for any potential lender ($5,000,000), and to pay for the Company's portion of the costs of the third floor parking garage for the benefit of GHV ($2,500,000). The balance of the revolving loan proceeds would be used to pay for the Company's share of currently anticipated cost overruns at The Lodge Casino as well as additional working capital. However, the Company can give no assurance that financing will be secured or that it will be on terms favorable to the Company.

             The Company believes its current working capital position coupled with the anticipated distributions from GHV, (if the 50% interest is not acquired), or increased profits and realization of related economies of scale, (if the Company is successful in acquiring the other 50% interest); will be sufficient to meet the Company's short-term cash requirements which are operating expenses, principal and interest payments on indebtedness. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

         The Company believes the LLC (in which it owns a 75% interest) will have sufficient funding to complete construction of The Lodge Casino, budgeted at approximately $72 million. The members of the LLC have contributed approximately $28 million to the LLC and the LLC's credit facility is $40 million (of which approximately $18 million had been drawn through February 28, 1998). The Company believes it will cover its remaining share of the total projected cost of The Lodge Casino, and start-up costs, with the balance of the LLC's credit facility, current working capital, funds from operation of the Gilpin Hotel Casino and, possibly,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


with a portion of the new credit facility currently being negotiated separately by the Company to be used primarily to complete the acquisition described above.

         Year 2000 issue

         During 1997 the Company began assessing the impact of the so-called "Year 2000" issue on its operations as well as the existing operations of the GHV. The "Year 2000" issue potentially affects virtually all companies and organizations. Specifically, the Year 2000 issue is the result of many existing computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. The Company has been studying the problem and uncertainties associated with the consequences of the Year 2000 issue, and at present, believe them to be immaterial to the Company's overall future operations. However, the Company continues to evaluate whether its preliminary conclusions are correct, and is coordinating with other entities with which the Company interacts electronically, including suppliers, customers, and creditors to ensure their compliance (or lack thereof) will not have an impact on the Company's future operations. Presently, the Company believes that the existing programs utilized by it have sufficiently addressed the problem, and that any future systems and software acquisitions will sufficiently address the problem and will not require material expenditures.

      CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any such forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, the Company cautions that, while such assumptions or bases are believed to be reasonable and are made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, the Company or its management expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions may identify forward-looking statements.

         Taking into account the foregoing, the following are identified as important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the
Company:

         o The nature, extent and intensity of competition in the gaming industry in general and in Black Hawk, Colorado in particular

         o The ability of the Company to acquire the financing necessary to close the transactions with GVI and GGI as described in Item 1 above

         o Whether the Lodge Casino can be opened on time and within budget and whether it will enjoy significant customer acceptance

         o The Company's ability to keep its gaming, liquor and other licenses in good standing and avoid regulatory violations

Item 7A.          Quantitative and Qualitative Disclosure About Market Risk.

                                 NOT APPLICABLE


Item 8.           Financial Statements and Supplementary Data.

         See pages F-1 through F-31 attached hereto.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                 NOT APPLICABLE

Item 10.          Directors and Executive Officers of the Registrant.

         DIRECTORS AND OFFICERS. The following sets forth certain information with respect to each of the directors and executive officers of the Company:

         Name               Age                               Position(s) Held
         ----               ---                               ----------------

Jeffrey P. Jacobs            44       Chairman of the Board and Chief Executive Officer

Stephen R. Roark             50       President, Chief Financial Officer and a Director

Frank B. Day                 64       Vice President, Secretary and a Director

J. Patrick McDuff            49       A Director

Robert H. Hughes             57       A Director

Martin S. Winick             47       A Director

Timothy Knudsen              44       A Director

         JEFFREY P. JACOBS, from 1995 to present, served as Chairman and Chief Executive Officer of Jacobs Entertainment, Inc., a company based in Cleveland, Ohio that has investments in gaming companies and ventures, including the Company and Colonial Downs Holdings, Inc., which operates a horse-racing track and satellite wagering facilities. From 1975 to present, he has also served as President and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate and entertainment projects in Ohio. Mr. Jacobs also served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial Downs Holdings, Inc. which is a reporting company under the Securities Exchange Act of 1934. Mr. Jacobs became Chief Executive Officer and Co-Chairman of the Company on November 12, 1996 and became Chairman on December 31, 1997.

         STEPHEN R. ROARK, has been employed as chief financial officer of the Company since August 1993. Mr. Roark became a director of the Company in 1994. He was elected President of the Company in September 1995. Prior to that time he has been an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 20 years accounting experience having served as a partner with a large local accounting firm and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

         FRANK B. DAY, Chairman of the Board, Chief Executive Officer and President of Rock Bottom Restaurants, Inc., a publicly traded company, has been employed since January 1980 as President of Concept Restaurants, Inc., and Managing General Partner of the Hotel Boulderado in Boulder, Colorado since August 1982. Concept Restaurants, Inc. owns or operates twelve full service restaurants in Colorado front range communities. From 1959 to present, Mr. Day has owned and operated food service and hospitality facilities in Illinois, Michigan, Wisconsin, and Colorado. He attended Harvard University from 1950 to 1956 and received B.A. and M.B.A. degrees. Mr. Day is also an active real estate investor and is active in many civic and nonprofit organizations, having served as a director of the Boulder Chamber of Commerce (September 1988 to September
1991) and Downtown Boulder, Inc. (from June 1987 to June 1990). Mr. Day has been Secretary and a director of the Company since 1992.

         J. PATRICK MCDUFF, has been the Northern Region President for Vectra Bank since October 1996. Prior to assuming those duties he was President, Chief Executive Officer and director of one of Vectra's subsidiary banks from July 1987 through October 1996. From 1972 through July 1987, Mr. McDuff worked for IntraWest Bank of Boulder, ending his employment as Senior Vice President and Senior Loan Officer. He attended the University of Arkansas from 1966 to 1972 and received a B.S.B.A. degree in Finance and Commercial Banking. Mr. McDuff is also active in many civic and non-profit organizations, having served as a director of Boulder Center Y.M.C.A. (from January 1987 to December 1992), Boulder Valley Rotary Club (from April 1985 to June 1988) and Longs Peak Council of the Boy Scouts of America (from January 1991 to March 1993). Mr. McDuff's employer, Vectra Bank, is a wholly owned subsidiary of Zions Bancorporation, a reporting company under the Securities Exchange Act of 1934. Mr.
McDuff became a director of the Company in 1994.

         ROBERT H. HUGHES, has served as Chief Financial Officer of Jacobs Investments, Inc. since 1993. Mr. Hughes was a partner in charge of the audit department of the Cleveland office of the accounting firm of Deloitte & Touche LLP until his retirement in 1991. Mr. Hughes is a certified public accountant. Mr. Hughes serves as a member of the Board of Directors of Colonial Downs Holdings, Inc., a reporting company under the Securities Exchange Act of 1934. Mr. Hughes has been a director of the Company since November 12, 1996.

         MARTIN S. WINICK, has been in the investment banking/brokerage business with Cowen & Co. (1981-1990); Dean Witter Reynolds (1990-1992); Rodman & Renshaw (1992- 1995); and Mesirow Financial (1995 to 1996) and Ladenberg, Thalmann & Co., Inc. (1997 to present). Mr. Winick serves on the Board of Directors of Paul-Son Gaming Corp., a leading manufacturer of table games and supplies which is a reporting company under the Securities Exchange Act of 1934. Mr. Winick has been a director of the Company since November 12, 1996.

         TIMOTHY KNUDSEN, has been associated with Knudsen, Gardner & Howe, a Cleveland, Ohio based marketing communications agency for 21 years. He was elected President of the agency in 1984. Mr. Knudsen holds a B.S. degree in Marketing from Dyke Business College and has studied toward an advanced degree at Cleveland State University. Mr. Knudsen was elected as a director of the Company in February, 1998.

         The Board of Directors has two committees whose members are as follows:

                          Audit                   Compensation
                          -----                   ------------

                  Martin S. Winick                Frank B. Day
                  Robert H. Hughes                Timothy Knudsen
                  J. Patrick McDuff               Martin S. Winick

         COMPENSATION COMMITTEE INTERLOCKS. In calendar year 1995, Messrs. Day and Roark and a former director comprised the Company's compensation committee. These three persons served as such until November 12, 1996 when the committee was reconstituted. From that date until February, 1998, the committee was comprised of Messrs. Day, McDuff and Winick. In February, 1998, Mr. Knudsen replaced Mr. McDuff. During the term of both committees, members thereof participated and were granted stock options, as described herein, by action of the full Board of Directors. Also, during the last three fiscal years, the Company has engaged in various transactions with the members of its compensation committee or entities with which they are affiliated. The Company believes that these transactions have been on terms no less favorable to the Company that could have been obtained from unaffiliated third parties. See Item 13 hereof.

         OTHER MATTERS. The Company entered into three year employment agreements with Messrs. Jacobs and Roark on November 12, 1996. Each agreement contains customary terms and conditions and provides minimum base annual salaries of $150,000 and $125,000, respectively, for Messrs. Jacobs and Roark. Mr. Jacobs is also entitled to receive a bonus of 2.5% of the Company's pre-tax net income exceeding $2,880,000 in any fiscal year during the term of his employment agreement.

         Directors are elected at each annual meeting of the Company's shareholders. The next such meeting will be held in July 1998. Officers are appointed by the directors and serve at the pleasure of the Board or until their death, incapacity or resignation. All directors except Messrs. Jacobs and Roark receive $1,000 and $500 per Board and Committee meeting attended, respectively. Effective January 1, 1997, one-half of this compensation has been paid in the form of restricted Common Stock of the Company valued at the market price on the meeting date and one-half in cash.

         There are no family relationships between or among any directors or executive officers and, except as set forth in the above resumes, none serve as a director of any company required to file reports under the Securities Exchange Act of 1934 or which is registered under the Investment Company Act of 1940.

         The number of shares of Common Stock held by each of the Company's directors and executive officers is set forth under Item 12 hereof.

Item 11.          Executive Compensation.

         The following table sets forth information regarding the compensation paid by the Company for services rendered in all capacities to the Company during 1995, 1996 and 1997 with respect to (i) the Chief Executive Officer, (ii) the former Chief Executive Officer, and (iii) the other named executive officers of the Company whose total annual compensation for 1997 exceeded $100,000:

                                                         SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------------
                                              Annual Compensation                   Long-Term Compensation
                                       ----------------------------------    -------------------------------------
                                                                                  Awards             Payouts
                                                                             -------------------------------------
                                                                                           Securities
                                                                  Other                      Under-
                                                                  Annual     Restricted       lying                   All Other
                                                                  Compen-       Stock       Options/      LTIP        Compen-
                             Year      Salary       Bonus         sation       Award(s)       SARs       Payouts       sation
    Name of                             ($)          ($)            ($)          ($)          (#)          ($)          ($)
Officer/Director             (b)        (c)          (d)            (e)          (f)          (g)          (h)          (i)
---------------------------------------------------------------------------------------------------------------------------------
Robert D. Greenlee           1995         75,000        --           --          --        50,000(3)       --           3,500
former Chief Executive
Officer                      -----------------------------------------------------------------------------------------------------
                             1996         75,000        --           --          --        40,000          --           6,500
                             -----------------------------------------------------------------------------------------------------
                             1997           --          --           --          --          --            --           5,500
----------------------------------------------------------------------------------------------------------------------------------
Jeffrey P. Jacobs            1995           --          --           --          --          --            --             --
Chief Executive Officer      -----------------------------------------------------------------------------------------------------
                             1996         12,500(2)     --           --          --        60,000(1)       --             --
                             -----------------------------------------------------------------------------------------------------
                             1997        150,000        --           --          --          --            --             --
----------------------------------------------------------------------------------------------------------------------------------
Stephen R. Roark             1995        112,500      25,000         --          --        50,000(3)       --           4,000
President                    -----------------------------------------------------------------------------------------------------
                             1996        125,000        --           --          --        35,000          --           6,500
                             -----------------------------------------------------------------------------------------------------
                             1997        130,000        --           --          --        15,000          --            --
----------------------------------------------------------------------------------------------------------------------------------


(1) Does not include options to purchase 85,000 shares which were granted to certain designees of Mr. Jacobs who disclaims beneficial ownership in both the options and underlying shares.
(2)      One month's compensation.
(3) Repriced in 1996 and included in the number of securities underlying options/SARs granted in 1996.

         STOCK OPTION PLANS. The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company. Under the terms of the 1994 Plan, as amended, 300,000 shares of the Company's Common Stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of the Company's Common Stock were reserved for issuance to key employees and other persons. At December 31, 1997, there were 63,150 shares available for future grants under the 1994 Plan and 94,350 shares were available for the future grants under the 1996 Plan.

         Both Plans are managed by the Board of Directors' Compensation Committee. The Plans provide that the Board may grant incentive stock options and restricted stock options as it deems appropriate. Each Plan terminates after ten years.

         Under the Plans, the Directors' Compensation Committee may either recommend granting of qualified incentive stock options ("ISOs") as defined in
Section 422 of the Internal Revenue Code or non-qualified stock options. In the case of ISOs, the exercise price of the option may not be less than the fair market value of the Common Stock on the date on which the option is granted, unless the employee is a ten percent shareholder, in which case the exercise price must equal 110% or more of the fair market value of the Common Stock on the date the option is issued. For purposes of the Plans, the "fair market value" of a share of Common Stock on any date is deemed to be the last sales price on that date or the average of the bid and asked prices quoted in the over-the-counter market on that date, unless the Common Stock becomes traded on a national securities exchange, in which case the "fair market value" equals the average of the highest and lowest price at which the Common Stock traded on that exchange on that date. In the case of non-qualified options, the exercise price may not be less than the fair market value, as determined above, of a share of Common Stock on the date that the option is granted.

         Finally, the Board may issue restricted stock options that will vest upon the occurrence of certain conditions recommended by the Compensation Committee. Generally, restricted stock is issued subject to the participant remaining employed by the Company for a period of time. Restricted stock options may also be subject to the fulfillment of certain individual or corporate performance criteria within a specified period of time.

         Options may be exercised during any period as recommended by the Compensation Committee at the time of the grant, or at such earlier time as the Compensation Committee may subsequently determine. Options must expire on the earlier of ten years (five years in the case of an incentive option granted to a ten percent shareholder) from the date of the grant, or the date recommended by the Compensation Committee at the time of the grant. If a grant or award of options under the Incentive Plan expires, terminates or is forfeited, the shares subject to such award or grant will become available for further award or grant under the Plan. Options acquired under the Plan are not transferable except by will or the laws of descent and distribution.

         The following table contains information concerning the grants of options made during 1997 to the Executive Officers named above.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
------------------------------------------------------------------------------------------------------------------------------------
                      Individual Grants
--------------------------------------------------------------------------------
                                         Percent of
                        Number of          Total
                        Securities        Options/
                        Underlying          SARs                                     Potential Realizable Value      Alternative to
                         Options/        Granted to                       Expi-         at Assumed Annual Rates       (f)  and (g)
                          SARs           Employees      Exercise or       ration     of Stock Price Appreciation       Grant Date
                         Granted         in Fiscal       Base Price        Date           for Option Term                 Value
                         -------         ---------       ----------        ----      ---------------------------     --------------

Name                       (#)             Year            ($/Sh)                       5% ($)            10% ($)
(a)                        (b)              (c)              (d)            (e)          (f)                (g)
------------------------------------------------------------------------------------------------------------------------------------
Stephen R. Roark         15,000              43             5.81           9/1/07       54,600            138,900
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------


         No options were exercised by the Executive Officers during 1997. The following table provides information regarding unexercised stock options held by the Executive Officers named above as of December 31, 1997.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------------
                                                                  Number of
                                                                 Securities                   Value of
                                                                  Underlying                  Unexercised
                                                                 Unexercised                in-the-Money
                                Shares                           Options/SARs                Options/SARs
                               Acquired                      at Fiscal Year End (#)      at Fiscal Year End ($)
                                  on           Value        -------------------------    ----------------------
                               Exercise      Realized             Exercisable/                Exercisable/
       Name                      (#)           ($)                Unexercisable               Unexercisable
       (a)                       (b)           (c)                    (d)                         (e)
------------------------------------------------------------------------------------------------------------------
Jeffrey P. Jacobs                --           --                 25,000/50,000              21,750/43,500
------------------------------------------------------------------------------------------------------------------
Stephen R. Roark                 --           --                114,167/38,333               99,325/30,650
------------------------------------------------------------------------------------------------------------------

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of December 31, 1997 for:
(a) each of the Company's directors and its Executive Officers; (b) all Directors and Executive Officers as a group; (c) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. All information with respect to beneficial ownership by the Company's Directors, Executive Officers or beneficial owners has been furnished by the respective Director, Officer or beneficial owner, as the case may be. Unless indicated otherwise, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                                                                       Percentage of
                                                                                                        Common Stock
                                                            Beneficially Owned                      Beneficially Owned(3)
                                                  ------------------------------------              ---------------------
        Name                                      Shares                    Options(1)
        ----                                      ------                    ----------

Jeffrey P. Jacobs                                 1,333,333(2)                 25,000                       34.2
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio  44114

Stephen R. Roark                                     28,571                   114,167                        3.5
17301 West Colfax Avenue
Golden, Colorado  80401

Frank B. Day                                        460,670                    44,167                       12.6
248 Centennial Parkway, Suite 100
Louisville, Colorado  80302

J. Patrick McDuff                                       480                    11,083                        *
1375 Walnut
Boulder, Colorado  80302

Robert H. Hughes                                        476                    5,000                         *
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio  44114

Martin S. Winick                                        449                    5,000                         *
Ladenberg, Thalmann & Co., Inc.
30050 Chagrin Boulevard
Pepper Pike, Ohio 44124

Timothy Knudsen                                          --                        --                       --
213 Vista Circle
North Olmstead, Ohio  44070

Robert D. Greenlee                                  462,672                    85,833                       13.5
2060 Broadway, Suite 400
Boulder, Colorado  80302

Officers and Directors as                         1,823,979                   204,417                       48.9
  a group (six persons)

------------------

*less than 1%

(1)  Represents shares underlying options which are exercisable within 60 days.
(2) These shares are held by Diversified Opportunities Group, Ltd., an affiliate of Mr. Jacobs, and are therefore deemed beneficially owned by him.
(3) All percentages are computed in accordance with Rule 13d-3 adopted under the Securities Exchange Act of 1934.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based on a review of the record, the Company believes that certain reports on Forms 3 and 4 may not have been timely filed by certain of its officers (including former officers) and directors. These persons and the apparent number of reports are as follows: Robert D. Greenlee (4); Frank B. Day (4); Stephen R. Roark (5); Stanley Politano (5); Patrick J. McDuff (3); Robert H. Hughes (2); and Martin S. Winick
(2). Most of the delinquencies resulted from the failure to file Form 4's upon the grant of stock options. There have been no sales of the Company's securities by any of its officers and directors during the relevant reporting periods. As of January 25, 1998 all such persons had filed a Form 5 reporting all required transactions. The Company has instituted a cooperative procedure with its officers and directors to ensure future compliance with Section 16(a).

Item 13.          Certain Relationships and Related Transactions.

         In March 1997, and in February 1998, Messrs. Jacobs and Greenlee (a former officer and director) each posted personal letters of credit in the approximate amount of $1,200,000, in favor of the City of Black Hawk (the 1997 letters of credit). The 1997 letters of credit were required by the City to guarantee performance of certain City improvements related to the Black Hawk/Jacobs Entertainment LLC ("LLC") project (The Lodge Casino) under the terms of a Subdivision Improvement Agreement with the City. The LLC agreed to pay all out-of-pocket transaction costs incurred by Messrs. Jacobs and Greenlee, a facility fee in the approximate amount of one-quarter of one percent of the amount so guaranteed and to pay additional consideration to be negotiated. In 1997, the Company reimbursed Messrs. Jacobs and Greenlee $18,298 and $12,000, respectively, which represented the fee charged by their individual banks issuing the 1997 letters of credit. In addition, during 1997 Messrs. Jacobs and Greenlee each received a facility fee of $6,018 for posting the 1997 letters of credit. The 1997 letters of credit expired in February 1998 and were required to be renewed by the City for an additional six month term (the 1998 letters of credit). In February 1998 the Company paid the renewal fee on behalf of Messrs. Jacobs and Greenlee totaling $9,372 and $6,017, respectively, and will later negotiate the payment of an additional facility fee and/or other possible consideration.

         On December 31, 1997 Messrs. Greenlee, Day and Roark and an affiliate of Mr. Jacobs converted promissory notes into Common Stock of the Company pursuant to an agreement dated November 12, 1996 which agreement has been described in earlier reports. The following tabulates information as to such notes and their conversions:

                                                            Interest Paid on             Number of Shares of
                                                           Notes during 1997            Common Stock Received
         Name                  Amount of Note             Prior to Conversion              Upon Conversion
         ----                  --------------             -------------------           ---------------------

Robert D. Greenlee                  $   300,000                $    8,926                        57,143
Frank B. Day                            300,000                     8,926                        57,143
Stephen R. Roark                        150,000                     4,488                        28,571
Jacobs' Affiliate                     6,000,000                   360,293                     1,142,857

         Reference is made to Item 1 above which describes certain transactions between the Company and DOGL and BH Entertainment Ltd. ("BH"), both affiliates of Jeffrey P. Jacobs, which include the formation of the LLC, a Colorado limited liability company owned 75% by the Company, 24% by BH and 1% by DOGL and organized for the purpose of developing and operating The Lodge Casino described in Items 1 and 2 above. The Company and BH will share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC in the ratio of 60% to the Company and 40% to BH during the first year and 50%- 50% thereafter, and will share profits and losses on a 75%-25% basis. An affiliate of Mr. Jacobs received a $600,000 project development fee from the LLC in consideration for various pre-development and development services. Of the total fee, $250,000 was paid in 1997 and $350,000 was paid prior to 1997. Finally, Mr. Jacobs and other affiliates receive an annual credit enhancement fee of 2% of the amount so guaranteed for personally guaranteeing the LLC's multi million dollar credit facility. Fees of $36,625 were charged by Mr. Jacobs' affiliates in 1997 in this regard, of which $18,312 was paid in the first quarter of 1998 with the balance to be paid over a two year period. The LLC Agreement also provides that future gaming opportunities coming to the attention of the Company or Mr. Jacobs and his affiliates will be offered for further joint ventures on a basis where the Company can maintain a 51% interest in any such future gaming ventures.

         In order to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities, it has entered into a one year agreement with Premier One Development Company, Inc. ("Premier") effective October 1, 1997. Premier is an affiliate of Jeffrey P. Jacobs and it employs several people to perform the services set forth above. The annual cost to the Company for these services is $225,000 of which $56,250 had been paid through December 31, 1997.

         During 1997, the Company was retained by a Colorado casino (whose sole shareholder, Frank B. Day, is an officer, director and shareholder of the Company) to provide consulting services on a month to month basis, at a rate of $5,000 per month. Through December 31, 1997, the Company had provided 3 months of consulting services. The contract was terminated as of that date.

         Mr. Martin S. Winick, a director of the Company, received a fee of $50,000 from a former employer which received a fee from the Company in connection with investment banking services rendered to the Company in an effort to obtain financing for The Lodge Casino.

         The agreements described above were negotiated at arm's length between the Company and Mr. Jacobs and his affiliates and other officers and directors and are deemed by management of the Company to be fair and in the best interests of the Company and its shareholders.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.

         a.       (1)       Financial Statements.

                            See Item 8 hereof

                  (2)       Financial Statement Schedules--None

         b. Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

                      DATE OF
                      FILING                                        EXHIBIT
                      ------                                        -------

                  November 20, 1997                   Letter of Intent re:  GHV acquisition


         c. Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

          (1) The following exhibits were included with the initial filing of the Company's Registration Statement #33-57342 effective May 15, 1993 and are hereby incorporated by reference:

         EXHIBIT
         NUMBER                                       EXHIBIT
         ------                                       -------

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

-------------------

          (2) Filed as Exhibits to Amendment No. 1 of the Company's Registration Statement, identified above, were the following which are also incorporated by reference:

         EXHIBIT
         NUMBER                                       EXHIBIT
         ------                                       -------

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

-------------------

          (3) Filed as exhibits to Reports on Form 8-K of the Company are the following, which are incorporated by reference:

                             DATE OF
                             FILING                                      EXHIBIT
                             ------                                      -------

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

                             March 24, 1995               Item 5.  Other Events--Entered into amendment
                                                          of Jacobs Entertainment, Inc./Black Hawk
                                                          Gaming Joint Venture agreement.
                             June 5, 1995                 Item 5. Other Events--Extended Class
                                                          A and Class B Warrants to December 31, 1996.
                             September 3, 1996            Item 5. Other Events--Delay in closing of Jacobs
                                                          agreement until November 1, 1996.
                             December 4, 1996             Item 5.  Other Events--Reported closing of
                                                          Amended and Restated Purchase Agreement
                                                          and several ancillary agreements with Jacobs'
                                                          affiliates.
                             December 30, 1996            Item 5.  Other Events--Extended "A" and "B"
                                                          Warrants to June 30, 1997.
                             March 27, 1997               Item 5.  Other Events--Wells Fargo Bank Loan
                             November 20, 1997            Item 5.  Other Events--Letter of Intent re:  GHV
                                                          acquisition.
                             January 6, 1998              Agreement for Purchase of Assets and Agreement
                                                          for Purchase of Real Estate (GVI and GGI)

          (4)                Filed herewith:


         Exhibit 27.1        Financial Data Schedule for year ended
                             December 31, 1997

         Exhibit 27.2        Restated Financial Data Schedule for
                             years ended December 31, 1995 and 1996
                             and for the quarters ended March 31,
                             1996, June 30, 1996 and September 30, 1996

         Exhibit 27.3 Restated Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997


         d. Financial Statement Schedules Required Pursuant to Regulation S-X filed herewith:

                                 None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Golden, State of Colorado on March 26, 1998.

                                    BLACK HAWK GAMING &
                                     DEVELOPMENT COMPANY, INC.


                                    By: /s/ Jeffrey P. Jacobs
                                        --------------------------------------
                                            Jeffrey P. Jacobs, Chairman and
                                            Chief Executive Officer


                                        /s/ Stephen R. Roark
                                        --------------------------------------
                                            Stephen R. Roark, President
                                            and Chief Financial  and
                                            Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


                   Signature                           Title
                   ---------                           -----

/s/ Jeffrey P. Jacobs
-----------------------------------
Jeffrey P. Jacobs                                     Director

/s/ Stephen R. Roark
-----------------------------------
Stephen R. Roark                                      Director

/s/ Frank B. Day
-----------------------------------
Frank B. Day                                          Director

/s/ J. Patrick McDuff
-----------------------------------
J. Patrick McDuff                                     Director

/s/ Robert H. Hughes
-----------------------------------
Robert H. Hughes                                      Director

/s/ Martin S. Winick
-----------------------------------
Martin S. Winick                                      Director

/s/ Timothy Knudsen
-----------------------------------
Timothy Knudsen                                       Director

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                                                                                                   PAGE

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.:

   Independent Auditors' Report                                                                                   F-2
   Consolidated Balance Sheets - December 31, 1997 and 1996                                                       F-3
   Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                                                             F-5
   Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 1997, 1996 and 1995                                                                       F-6
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                                                             F-7
   Notes to Consolidated Financial Statements for the Years
     Ended December 31, 1997, 1996 and 1995                                                                       F-9

GILPIN HOTEL VENTURE:

   Independent Auditors' Report                                                                                  F-22
   Balance Sheets - December 31, 1997 and 1996                                                                   F-23
   Statements of Income for the Years Ended December 31, 1997, 1996
     and 1995                                                                                                    F-24
   Statements of Venturers' Investments and Advances for the Years
     Ended December 31, 1997, 1996, and 1995                                                                     F-25
 Statements of Cash Flows for the Years Ended December 31, 1997,
     1996 and 1995                                                                                               F-26
   Notes to Financial statements for the Years Ended December 31, 1997,
     1996 and 1995                                                                                               F-27

All schedules are omitted as they are either inapplicable or the information required by the schedules is presented in the Company's consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Black Hawk Gaming & Development Company, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP


Denver, Colorado
March 2, 1998

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


ASSETS                                            1997           1996


CURRENT ASSETS:
  Cash and cash equivalents                  $ 1,065,274     $ 4,531,355
  Accounts receivable:
    Gilpin Hotel Venture                          96,076          78,865
    Other                                         15,032           2,071
  Income taxes receivable                                        325,100
  Deferred tax asset                              90,661          79,267
                                             -----------     -----------

      Total current assets                     1,267,043       5,016,658

INVESTMENT IN AND ADVANCES TO GILPIN
  HOTEL VENTURE                                4,384,648       3,966,645

LAND:
  Leased to Gilpin Hotel Venture:
    Casino ground                              1,967,689       1,967,689
    Millsite 29                                  791,801         791,801
  Held for development:
    Oklahoma                                     579,049         579,049
  Under development:
    Millsite 30 and other                      1,466,317       1,466,317
    Millsite 31                                2,418,754       2,418,754
    Millsite 32                                3,568,234       3,568,234
    Millsite 34                                1,080,000
                                             -----------     -----------

      Total land                              11,871,844      10,791,844

PROJECT DEVELOPMENT COSTS, in process         31,534,512       4,699,513

OTHER ASSETS, net                                187,138          49,335

DEFERRED TAX ASSET                                58,345
                                             -----------     -----------

TOTAL                                        $49,303,530     $24,523,995
                                             ===========     ===========


See notes to consolidated financial statements.                     (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                1997            1996

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                         $ 2,606,333     $   495,786
  Income taxes payable                                                              203,461
  Notes payable to shareholders                                                     300,000
  Current portion of long-term debt                                                     438         124,496
                                                                                -----------     -----------

      Total current liabilities                                                   3,110,232         620,282

NONCURRENT LIABILITIES:
  Convertible note payable to shareholder                                                         1,500,000
  Long-term debt                                                                 12,897,174       2,251,639
  Deferred tax liability                                                                             61,506
                                                                                -----------     -----------
      Total liabilities                                                          16,007,406       4,433,427
                                                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK SUBJECT TO PUT OPTIONS                                                                 137,499

MINORITY INTEREST                                                                 6,704,688       1,793,500

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   3,947,496 and 2,672,043 shares issued and outstanding, respectively                3,947           2,670
  Additional paid-in capital                                                     17,194,575      10,470,306
  Retained earnings                                                               9,392,914       7,686,593
                                                                                -----------     -----------

        Total stockholders' equity                                               26,591,436      18,159,569

                                                                                -----------     -----------

TOTAL                                                                           $49,303,530     $24,523,995
                                                                                ===========     ===========

                                                                     (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


                                                  1997           1996           1995
REVENUES:
  Gilpin Hotel Venture:
    Management fees                           $  371,650     $  316,828     $  383,901
    Rental income                                464,205        436,264        451,558
    Parking lot operation                        300,000        322,607        357,547
  Interest                                       124,436        188,188        300,649
                                              ----------     ----------     ----------

      Total operating revenues                 1,260,291      1,263,887      1,493,655
                                              ----------     ----------     ----------

COSTS AND EXPENSES:
  Compensation and related costs                 943,665        754,173        621,984
  Impairment writedown                                          492,992
  Other general and administrative               438,390        365,263        530,639
  Interest                                                      124,260        268,119
                                              ----------     ----------     ----------

      Total costs and expenses                 1,382,055      1,736,688      1,420,742
                                              ----------     ----------     ----------

EQUITY IN EARNINGS OF JOINT VENTURE            2,812,858      2,255,635      2,785,929
                                              ----------     ----------     ----------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                           2,691,094      1,782,834      2,858,842

INCOME TAXES                                   1,070,544        735,893      1,085,595
                                              ----------     ----------     ----------

INCOME BEFORE EXTRAORDINARY ITEM               1,620,550      1,046,941      1,773,247
                                              ----------     ----------     ----------

EXTRAORDINARY ITEM - EARLY RETIREMENT
  OF DEBT, NET OF $51,025 IN INCOME TAXES         85,771
                                              ----------     ----------     ----------

NET INCOME                                    $1,706,321     $1,046,941     $1,773,247
                                              ==========     ==========     ==========

BASIC EARNINGS PER SHARE:
  Income before extraordinary item            $     0.61     $     0.41     $     0.65
  Extraordinary item                                0.03
                                              ----------     ----------     ----------

    Total basic earnings per share            $     0.64     $     0.41     $     0.65
                                              ==========     ==========     ==========

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item            $     0.46     $     0.39     $     0.65
  Extraordinary item                                0.02
                                              ----------     ----------     ----------

    Total diluted earnings per share          $     0.48     $     0.39     $     0.65
                                              ==========     ==========     ==========


See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------

                                                                               ADDITIONAL
                               PREFERRED STOCK         COMMON  STOCK            PAID-IN       RETAINED            TREASURY STOCK
                              SHARES    AMOUNT     SHARES         AMOUNT        CAPITAL       EARNINGS       SHARES        AMOUNT

BALANCES,
  JANUARY 1, 1995                                2,593,667       $ 2,594       $ 9,906,790   $ 4,923,412
Accretion of discount on
  common stock subject
  to put options                                                                   (93,167)
Exercise of put options                                                            412,500                  $ 37,500     $ (412,500)
Acquisition of treasury shares                                                                                21,600       (138,377)
Constructive retirement of
  treasury shares                                  (59,100)          (60)         (497,372)      (53,445)    (59,100)       550,877
Net income                                                                                     1,773,247
                                  ---    -----   ---------       -------      ------------   -----------    --------       --------

BALANCES,
  DECEMBER 31, 1995                              2,534,567         2,534         9,728,751     6,643,214
Accretion of discount on
  common stock subject
  to put options                                                                   (20,816)
Exercise of put options                                                            550,000                    50,000       (550,000)
Acquisition of treasury shares                                                                                 3,000        (15,085)
Retirement of treasury shares                      (53,000)          (53)         (561,470)       (3,562)    (53,000)       565,085
Issuance of shares, net
  of issuance costs                                190,476           189           773,841
Net income                                                                                     1,046,941
                                  ---    -----   ---------       -------      ------------   -----------    --------       --------

BALANCES,
  DECEMBER 31, 1996                              2,672,043         2,670        10,470,306     7,686,593
Exercise of put options                                                            137,499                    12,500       (137,499)
Retirement of treasury shares                      (12,500)          (13)         (137,499)                  (12,500)       137,499
Stock issued for compensation                        2,239             4            15,246
Conversion of notes payable
  to shareholders, net of
  deferred costs                                 1,285,714         1,286         6,597,956
Compensation under non-
  qualified stock options                                                          111,067
Net income                                                                                     1,706,321
                                  ---    -----   ---------       -------      ------------   -----------    --------       --------

BALANCES,
  DECEMBER 31, 1997                 0    $   0   3,947,496       $ 3,947      $ 17,194,575   $ 9,392,914           0       $      0
                                  ===    =====   =========       =======      ============   ===========    ========       ========



See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                        1997              1996              1995
OPERATING ACTIVITIES:
  Net income                                                       $  1,706,321      $  1,046,941      $  1,773,247
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of joint venture                              (1,677,003)       (1,179,937)       (1,592,922)
    Deferred taxes                                                     (131,245)           92,106            60,875
    Noncash compensation                                                126,304
    Gain on early retirement of debt                                   (136,796)
    Impairment writedown                                                                  492,992
    Other                                                                11,833            (7,118)            5,717
    Changes in operating assets and liabilities:
      Accounts receivable                                               (30,173)           54,410           110,514
      Income taxes receivable                                           325,100          (279,733)         (149,367)
      Other assets                                                      (14,575)
      Accounts payable and accrued expenses                             113,152           448,266           (32,889)
      Income taxes payable                                              203,461
                                                                     ----------         ---------        ----------
        Net cash provided by operating activities                       496,379           667,927           175,175
                                                                     ----------         ---------        ----------

INVESTING ACTIVITIES:
  Payments of project development costs                             (24,837,605)       (3,724,357)
  Distributions from joint venture                                    1,259,000         2,071,562         1,100,000
  Other                                                                 (91,316)         (410,841)         (436,099)
  Note receivable from Gilpin Gold, Inc.                                                1,335,971           159,029
  Advances to joint venture                                                                                (123,318)
  Payments received from Gilpin Ventures, Inc.
    on return of investment                                                                                  90,163
                                                                     ----------         ---------        ----------
        Net cash provided by (used in) investing activities         (23,669,921)         (727,665)          789,775
                                                                     ----------         ---------        ----------

FINANCING ACTIVITIES:
  Proceeds from construction loan                                    12,897,174
  Proceeds from issuance of convertible debt to shareholders          5,250,000         1,500,000
  Minority interest contributions to majority-owned subsidiary        3,831,188         1,496,000
  Payments on long-term debt and note payable                        (2,238,901)         (803,500)         (587,841)
  Proceeds from issuance of notes payable to shareholders               850,000
  Payment on notes payable to shareholders                             (550,000)
  Other                                                                (194,501)
  Acquisition of treasury stock and payments upon
    exercise of put option                                             (137,499)         (565,085)         (550,877)
  Sale of common shares, net of offering costs                                            774,030
                                                                     ----------         ---------        ----------
        Net cash provided by (used in) financing activities          19,707,461         2,401,445        (1,138,718)
                                                                     ----------         ---------        ----------


                                                                     (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                   1997            1996            1995

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (3,466,081)       2,341,707        (173,768)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    4,531,355        2,189,648       2,363,416
                                                              -----------      -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 1,065,274      $ 4,531,355     $ 2,189,648
                                                              ===========      ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amount capitalized
    ($547,730 and $124,366 in 1997 and 1996, respectively)                     $   248,626     $   268,119
  Cash paid for income taxes                                  $   759,776          838,000       1,174,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Land contributed to by minority interest                    $ 1,080,000

  Conversion of convertible notes payable to shareholders
    to common stock, net                                      $ 6,597,956


See notes to consolidated financial statements.                      (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    BUSINESS

      Black Hawk Gaming & Development Company, Inc. and subsidiaries (the Company) has operated the Gilpin Hotel Casino (the Casino) in Black Hawk, Colorado since October 1, 1992. The Casino is owned by the Gilpin Hotel Venture (GHV), in which the Company owns a 50% interest (Note 3). In November 1994, GHV acquired an adjacent casino, joined it with GHV's existing casino, and placed it into operation in January 1995. In November 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk/Jacobs Entertainment, LLC (the LLC) for the purpose of developing and managing a hotel/casino project in Black Hawk, Colorado (The Lodge Casino at Black Hawk). See Note 4.

2.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The accompanying financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. (NAMC) and its 75% owned subsidiary Black Hawk/Jacobs Entertainment, LLC. The Company acquired NAMC in June 1994 for $50,000 in cash and a $450,000 noninterest bearing note financed by the former stockholder of NAMC. The note was paid in full in February 1995. NAMC's only significant asset is land in Oklahoma. Pursuant to the agreements entered into in conjunction with the formation of the LLC, the Company has made cumulative capital contributions of $20,114,065 to the LLC as of December 31, 1997, which reflects a 75% interest in the LLC (Note 4). All intercompany transactions and balances have been eliminated in consolidation.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      LONG-LIVED ASSETS - The Company evaluates the potential impairment of long-lived assets. If an impairment is indicated, such assets are written down to estimated fair value. As of December 31, 1997, management believes there was no impairment of the Company's long-lived assets. See Note 13 for discussion of the impairment loss recorded during the year ended December 31, 1996.

      JOINT VENTURE - The Company accounts for its investment in GHV under the equity method of accounting. All intercompany transactions have been eliminated to the extent of the Company's 50% interest in GHV.

      PROJECT DEVELOPMENT COSTS - Interest is being capitalized during the construction period of a new hotel/casino/parking facility (see Note 4).

      STOCK ISSUED FOR SERVICES - Common stock was issued to directors in 1997 for services and was valued at market value as of the date awarded. Included in other general and administrative costs in the consolidated statement of income for the year ended December 31, 1997 is $15,250 of costs related to stock issued for services. The Company did not issue stock for services during 1996 or 1995.

      EARNINGS PER COMMON SHARE - At December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All earnings per share amounts for all periods presented have been restated in accordance with SFAS No. 128. SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. Net income in 1996 and 1995 was adjusted for accretion of discount on common stock subject to put options. The following table is a reconciliation of basic to diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:

                                1997                                   1996                                    1995
                 ------------------------------------  -------------------------------------   -------------------------------------
                    INCOME       SHARES      EARNINGS    INCOME         SHARES     EARNINGS      INCOME        SHARES      EARNINGS
                 (NUMERATOR) (DENOMINATOR)  PER SHARE  (NUMERATOR)  (DENOMINATOR)  PER SHARE   (NUMERATOR)  (DENOMINATOR)  PER SHARE

Net income       $ 1,706,321                          $ 1,046,941                             $ 1,773,247

Accretion
  of discount                                             (20,816)                                (93,167)

Basic earnings
  per share:
  Income
  available to
  common
  stockholders     1,706,321    2,664,403     $ 0.64    1,026,125     2,529,801       $ 0.41    1,680,080      2,573,525      $ 0.65
                                              ======                                  ======                                  ======
Effect of
  dilutive
  securities:
  Stock options,
  warrants and
  convertible
  debt                            872,320                                71,440
                                ---------                             ---------                                --------
Diluted
  earnings
  per share      $ 1,706,321    3,536,723     $ 0.48  $ 1,026,125     2,601,241       $ 0.39  $ 1,680,080      2,573,525      $ 0.65
                 ===========    =========     ======  ===========     =========       ======  ===========      =========      ======


      EMPLOYEE STOCK COMPENSATION PLANS - The Company uses the intrinsic value method to account for stock options and similar stock-based employee compensation plans. The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. Options granted to non-employees are valued at estimated fair value.

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

      RECENTLY ISSUED ACCOUNTING STANDARDS- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in financial statements. This statement is effective for the Company's financial statements for the year ending December 31, 1998 and the Company does not expect the adoption of SFAS 130 to materially impact financial statement disclosures.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for the Company's financial statements for the year ending December 31, 1998. The Company does not expect the adoption of SFAS 131 to materially impact financial statement disclosures.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in 1997.

3.    GILPIN HOTEL VENTURE

      In May 1991, the Company entered into an agreement to purchase a one-half interest in undeveloped land known as Millsite 29 and an historic hotel property known as the Gilpin Hotel both in Black Hawk, Colorado for $1,125,000. In connection with the purchase of the property, the Company entered into a joint venture agreement (the Agreement) to form GHV with the owners of the remaining one-half interest in the properties, for the purpose of developing and operating a limited-stakes gaming and restaurant facility. Each party owns 50% of GHV. Under the Agreement, the Company has been appointed manager of the joint venture, with the exception of certain actions which require the consent of both joint venture partners.

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

      In June 1993, the Company and GHV resolved various disagreements regarding several accounting matters relating to the development of the Casino. The settlement agreement, among other things, provided that the amount of the development account was to be $3,328,400, of which $1,664,200 is recoupable by the Company from its share of the joint venture partner's profits. The joint venture partner paid the Company $90,163 for its share of the development account during 1995. Since the first quarter of 1996 the joint venture partner has not made payments pending the resolution of additional disagreements regarding matters relating to the development and operation of the Casino.

      Under the terms of the joint venture agreement, the land and improvements are leased by GHV from the Company and an affiliate of Gilpin Ventures, Inc. for a monthly rental fee of 7% (3-1/2% each) of gross gaming revenues, as defined. The Company operates the Casino facility for a fee pursuant to a management agreement, which is paid monthly by GHV. The monthly management fee consists of 11% of the defined annual net profits from gaming, plus 3% of the adjusted gross sales and 10% of the defined annual net profits of the food and beverage operations. The Company's management agreement expired on June 30, 1997 and continued to be subject to review for another five-year term. Currently, the Company continues to act as the property manager on a month-to-month basis until the resolution of the buyout of the interest of the joint venture partner (see discussion below).

      Pursuant to agreements with its joint venture partner, the Company charged a monthly rental of $50,000 for 1997, 1996 and 1995, for usage of Millsite 30 as a parking lot for the benefit of casino customers. In addition, from February 1995 through September 1996 the Company charged an additional monthly parking fee to GHV for the use of Millsite 31 at a rate of $9,202 per month. In September 1996, this additional monthly parking fee arrangement was terminated. The Company expects to lease Millsite 30 to GHV for approximately $25,000 per month during the first quarter of 1998. Subsequent to this time construction related to the Black Hawk/Jacobs Entertainment, LLC will prevent parking on a significant portion of Millsite 30.

      Summarized balance sheet information of GHV at December 31, 1997 and 1996 is as follows:

                                                      1997            1996

Current assets                                    $ 3,554,824     $ 2,712,283
Gaming facility                                     8,463,887       8,966,878
Goodwill                                            1,270,879       1,376,136
                                                  -----------     -----------

    Total                                         $13,289,590     $13,055,297
                                                  ===========     ===========

Current liabilities                               $ 2,957,496     $ 2,681,137
Long-term debt                                      4,283,720       5,161,792
Venturers' investments and advances                 6,048,374       5,212,368
                                                  -----------     -----------

    Total                                         $13,289,590     $13,055,297
                                                  ===========     ===========

      Summarized income statement information of GHV for the years ended 1997, 1996 and 1995 is as follows:

                                               1997              1996              1995

Net revenues                              $ 29,327,886      $ 27,951,521      $ 29,534,440
Operating costs                            (14,998,848)      (14,439,944)      (15,097,455)
Marketing, general and administrative
  expenses                                  (9,138,439)       (9,396,004)       (9,788,366)
Depreciation and amortization               (1,315,897)       (1,228,045)       (1,130,349)
Interest                                      (520,696)         (527,654)         (332,427)
                                          ------------      ------------      ------------

Net income                                $  3,354,006      $  2,359,874      $  3,185,843
                                          ============      ============      ============



      The Company's equity in earnings of GHV as reflected in the statements of income has been adjusted for elimination of the Company's share of fees and rentals it receives from GHV.

      On December 31, 1997, the Company entered into an Agreement for the Purchase and Sale of Assets and Joint Venture Interest (Asset Agreement) with Gilpin Ventures, Inc. (GVI), its joint venture partner in the GHV, and an affiliate of GVI, Golden Gamble, Inc. (Golden Gamble). In conjunction with the Asset Agreement, the Company entered into an Agreement for the Purchase and Sale of Real Estate (Real Estate Agreement) with Gilpin Gold, Inc. (GGI), an affiliate of GVI. The Asset Agreement provides for the termination of the GHV and all agreements between the Company, GVI and the GHV. The Asset Agreement also provides for the sale of all of GVI's and Golden Gamble's interests in GHV and its properties and 1) the sale of GVI's fixed or tangible assets which are associated with the GHV; and, 2) the sale of GVI's interest in inventories. The base price for the purchase of the assets described in the Asset Agreement is $5,250,000. Of the base price, $50,000 has been paid as security for the agreement, and $4,950,000 is payable to GVI and $250,000 payable to Golden Gamble at closing. Regular distributions are to be made by the GHV until such time as the Asset Agreement has been closed. The closing date of the Asset agreement shall be the earlier of 30 days after the closing of the

      Company's financing (Note 14) or June 30, 1998 unless extended for up to three months. The Company is currently in the process of converting the Asset Agreement into a Stock Purchase Agreement having essentially the same terms and conditions as the Asset Agreement. The Real Estate Agreement provides for the purchase by the Company of GGI's interest in the land upon which the Casino stands and certain other real estate parcels. The base price of $4,750,000 for the interest in the land may be adjusted for the proration of 1) rentals and other charges that are paid or payable in respect of leasehold interests affecting the property and 2) charges for which GVI is not responsible under the lease and deposits for utilities and other services and goods furnished in connection with the property. Closing of the Real Estate Agreement is contingent upon closing of the Asset Agreement. The closing date of the Real Estate Agreement shall be no later than January 2, 1999 and may be earlier at the election of the Company upon 10 days written notice.

4.    BLACK HAWK/JACOBS ENTERTAINMENT, LLC

      In December 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado, named The Lodge Casino at Black Hawk (The Lodge). Construction of the 250,000 square foot project began in February 1997 and is expected to be completed in the second quarter of 1998. As a result of the refinements during the development process, it was decided to incorporate a three-story overflow parking structure into The Lodge project. Two stories of the overflow parking structure will provide parking for The Lodge. The third-story of the structure when combined with the parking availability remaining on Millsites 29 and 30 will provide parking for the benefit of GHV (Note 14).

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

      As of December 31, 1997 and 1996, the Company had made contributions totaling $20,114,065 and $2,568,727, respectively, which represented 75% and 59%, respectively, of the contributed capital, as defined, of the LLC.

5.    LONG-TERM DEBT, NOTES PAYABLE TO SHAREHOLDERS AND CONVERTIBLE NOTE

      Long-term debt, notes payable to shareholders and convertible note consist of the following at December 31:

                                                                      1997              1996

Long-Term debt:
Note payable, paid in June 1997                                                      $ 1,199,431
Note payable, paid in June 1997                                                        1,176,266
Construction loan; $40,000,000 revolving credit
  note which converts to a term note payable
  180 days after the completion of The Lodge,
  which is presently estimated to be May, 1998;
  principal and interest at LIBOR (5.97% at
  December 31, 1997) plus 3.50%                                   $ 12,897,174
Other notes payable                                                        438               438
                                                                  ------------       -----------
                                                                    12,897,612         2,376,135
Less current portion                                                       438           124,496
                                                                  ------------       -----------

Total                                                             $ 12,897,174       $ 2,251,639
                                                                  ============       ===========

Notes payable to shareholders; interest at 8% payable
   quarterly; due on demand; unsecured                            $    300,000       $
                                                                  ============       ===========

Convertible note payable to shareholder,
  converted to common stock in December 1997                      $                  $ 1,500,000
                                                                  ============       ===========

      Scheduled principal payments at December 31 are as follows:

1998                                                                                 $    300,438
1999                                                                                    3,534,157
2000                                                                                    4,709,156
2001                                                                                    4,653,861
                                                                                     ------------

Total                                                                                $ 13,197,612
                                                                                     ============

      The terms of the construction loan include certain general and financial covenants, the most significant of which are not applicable until after the opening of the Lodge. As of December 31, 1997, the Company is in compliance with all such debt covenants.

      During 1997, the Company repaid debt totaling $2,350,023, including accrued interest of $25,383, in advance of the due date of the debt which resulted in an extraordinary gain of $85,771, net of income taxes of $51,025.

6.    WARRANTS

      The Company issued warrants to purchase 83,000 shares of common stock at $10.20 to the underwriters of its initial public offering. The warrants will be exercisable at any time during the period of four years commencing May 1994.

7.    COMMON STOCK

      In connection with the LLC agreement, the Company in 1996 issued 190,476 shares of its $.001 par value common stock to Diversified Opportunities Group, Inc. (Diversified) for $1,000,000 and issued $1,500,000 of convertible debt. Further, after approval by the Company's shareholders in 1997, Diversified purchased an additional $4,500,000 convertible note and certain officers and directors of the Company purchased $750,000 in convertible notes. All of the notes were converted to 1,285,714 shares of common stock on December 30, 1997.

      On December 30, 1994, the Company purchased Millsite 32 in Black Hawk, Colorado from the bankruptcy court for $3.5 million in the form of $1,000,000 in cash, a $1,400,000 10-year note convertible into the Company's common stock at $20 per share and 100,000 shares of the Company's $.001 par value common stock. The stock could be put back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter over two years. During 1996 and 1995 the holder put 50,000 and 37,500 shares to the Company for $550,000 and $412,500, respectively. In January, 1997, the final 12,500 shares were put back to the Company for $137,499.

      Common stock reacquired has been presented as constructively retired to reflect present Colorado Revised Statutes which provide that all shares of a company which have been reacquired are considered authorized but unissued shares.

8.    STOCK OPTION PLANS

      QUALIFIED OPTIONS

      The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company. Under the terms of the 1994 Plan, as amended, 300,000 shares of the Company's common stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of the Company's common stock were reserved for issuance to key employees and other persons. At December 31, 1997, there were 63,150 shares available for future grants under the 1994 Plan and 94,350 shares were available for future grants under the 1996 Plan. Stock option transactions are summarized as follows:

                                                                       WEIGHTED
                                                                       AVERAGE
                               NUMBER OF            EXERCISE        EXERCISE PRICE
                                 SHARES          PRICE PER SHARE      PER SHARE
Outstanding at
  December 31, 1994             190,000       $ 10.00  -  $ 11.00      $ 10.39
  Granted                       110,000       $  6.75  -  $  7.45      $  7.04
                               --------
Outstanding at
  December 31, 1995             300,000       $  6.75  -  $ 11.00      $  9.17
  Granted                       682,500       $  5.63  -  $  6.19      $  5.88
  Forfeited                     (57,500)      $  6.75  -  $ 10.00      $  9.15
  Terminated                   (317,500)      $  6.75  -  $ 11.00      $  8.57
                               --------
Outstanding at
  December 31, 1996             607,500       $  5.63  -  $  6.19      $  5.79
  Granted                        35,000                   $  5.81      $  5.81
                               --------
Outstanding at
  December 31, 1997             642,500       $  5.63  -  $  6.19      $  5.79
                               ========

      Options granted under the 1994 Plan generally vest proportionately over three years on June 30 following the grant date. Options granted under the 1996 Plan generally vest proportionately over three years on each of the first, second, and third anniversary dates of the grant. The number of stock option shares exercisable at December 31, 1997 was 387,500. These stock options have a weighted average exercise price of $5.86 per share.

      On November 12, 1996, all options outstanding were canceled and reissued based on the then-current market price. This transaction resulted in the cancellation and reissuance of 307,500 options.

      As discussed in Note 1, the Company follows the intrinsic value method to account for stock options issued to employees, generally resulting in no compensation expense since options are granted at market price.

      Had compensation cost for the Company's plans been determined based on the fair value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                   1997              1996              1995

Net income - as reported                     $   1,730,602     $   1,046,941     $   1,773,247
Net income - pro forma                       $   1,461,669     $     761,134     $   1,211,797

Income per share - as reported:
  Basic                                      $        0.64     $        0.41     $        0.65
  Diluted                                    $        0.48     $        0.39     $        0.65
Income per share - pro forma:
  Basic                                      $        0.55     $        0.30     $        0.47
  Diluted                                    $        0.41     $        0.29     $        0.47

      The weighted average fair value of the stock options granted was $3.19 in 1997, $3.52 in 1996 and $3.62 in 1995. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996, and 1995:

      risk-free interest rate of 5.50%, 6.00%, and 6.00%, respectively; expected dividend yield of 0%; expected life of three to six years; and expected volatility ranging from 19.68% to 73.88%. The outstanding stock options at December 31, 1997 have a weighted average remaining contractual life of
      6.96 years.

      NON-QUALIFIED OPTIONS

      On November 12, 1996, the Company issued options for 85,000 shares of common stock to non-employees which vest one-third on each anniversary date of the grant. The fair value of the options was $333,200 which is being amortized over the vesting period. The consolidated financial statements as of December 31, 1997 reflect an expense of $111,067 related to the vesting of the non-qualified options.

9.    INCOME TAXES

      Income tax expense includes the following current and deferred provisions at December 31, 1997, 1996 and 1995:

                                                 1997           1996          1995

Current                                      $  939,299     $  643,787     $1,024,720
Deferred                                        131,245         92,106         60,875
                                             ----------     ----------     ----------

Total                                        $1,070,544     $  735,893     $1,085,595
                                             ==========     ==========     ==========

      Income tax expense includes the following federal and state components for the years ended December 31, 1997, 1996 and 1995:

                                                 1997           1996           1995

Federal                                      $  929,031     $  642,010     $  948,665
State                                           141,513         93,883        136,930
                                             ----------     ----------     ----------

Total                                        $1,070,544     $  735,893     $1,085,595
                                             ==========     ==========     ==========

      The Company's income tax expense for the years ended December 31, 1997, 1996 and 1995 varies from the amount expected by applying the Federal tax rate due to the following items:

                                                 1997           1996           1995

Expected income tax expense                  $  914,972     $  606,164     $  972,006
State income taxes, net of Federal benefit       93,398         61,963         90,374
Other, net                                       62,174         67,766         23,215
                                             ----------     ----------     ----------

Total                                        $1,070,544     $  735,893     $1,085,595
                                             ==========     ==========     ==========

      The Company's deferred taxes at December 31, 1997 and 1996 are comprised of the following:

                                                                1997           1996

Current deferred tax assets -
  Temporary differences in GHV                              $  90,661      $  79,267
                                                            ---------      ---------

Noncurrent - deferred tax assets:
  Start-up costs capitalized for tax                           58,345

Noncurrent deferred tax liabilities -
  Temporary differences in GHV                                               (61,506)
                                                            ---------      ---------

Noncurrent net deferred tax assets (liabilities)               58,345        (61,506)
                                                            ---------      ---------

Net deferred tax assets                                     $ 149,006      $  17,761
                                                            =========      =========

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

10.   RELATED PARTIES

      During the year ended December 31, 1997, an officer, director and significant shareholder of the Company and another significant shareholder of the Company executed personal letters of credit in the approximate amount of $1,200,000 each to guarantee performance by the Company of certain City of Black Hawk improvements related to The Lodge project. The Company agreed to pay all out-of-pocket transaction costs incurred by the two parties, a facility fee in the approximate amount of one-quarter of one percent of the amount so guaranteed and to pay additional consideration to be negotiated. During the year ended December 31, 1997, the Company reimbursed the two parties an aggregate amount of $30,298, which represented the fee charged by their individual banks issuing the letters of credit. In addition, during 1997 the Company paid the two parties $6,018 each in facility fees for executing the letters of credit. The letters of credit expired in February 1998 and were renewed for an additional six month term.

      An officer, director and significant shareholder of the Company and certain of his affiliates receive an annual credit enhancement fee of 2% of the amount guaranteed, as defined, for personally guaranteeing the Company's construction loan. Total credit enhancement fees incurred during the year ended December 31, 1997 were $36,625. These fees will be paid over a two year period.

      Effective October 1, 1997, the Company entered into a one year agreement with an affiliate of an officer, director and significant shareholder of the Company to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities. The annual cost to the Company under the agreement is $225,000, of which $56,250 had been paid as of December 31, 1997.

      During the year ended December 31, 1997, a director of the Company was paid a $50,000 fee from a former employer, who received the fee from the Company in connection with investment banking services provided to the Company in an effort to obtain financing for The Lodge project.

      During the year ended December 31, 1996, the Company incurred a $600,000 project development fee for pre-development and development services performed by an affiliate of an officer, director and significant shareholder of the Company. Of the total project development fee, $250,000 was payable at December 31, 1996. The entire outstanding balance was paid in 1997.

11.   CONTINGENCIES

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

      The Company is currently defending an arbitration proceeding pending in Denver, Colorado wherein the claimant contends that the Company under its former name, Mountain Casino Properties, Inc. (Mountain Casino), breached a 1991 subscription agreement which allegedly entitled him to purchase a number of Mountain Casino shares. He is seeking damages consisting of his alleged unrealized profits, in the range of $169,750 to $194,687, plus interest and costs. The Company believes the claim is without merit and has denied any liability on the basis, among others, that it was effectively required to terminate the offering pursuant to an order of the Division of Securities of the Colorado Department of Regulatory Agencies. At present, no arbitration date for this matter has been scheduled.

      The Company and the LLC (owner and developer of The Lodge Casino) and other LLC members are defendants in an action for trespass brought in late January 1998 by a company which claims to have succeeded to rights of heirs of certain shareholders of a company which was dissolved under Colorado law in 1942. The action alleges that the long defunct company had certain reversionary rights to a small strip of land included within the boundaries of The Lodge Casino project. The Company, the LLC, other LLC members and certain title insurance companies have agreed to enter into a joint defense of the action with all parties reserving their respective rights. The Company believes (and it has been informed that all other interested parties believe) that the action is without merit and that it will be contested vigorously by the interested parties. The Company is in the process of investigating significant counter claims against the plaintiff.

      The Company is also involved in routine litigation arising in the ordinary course of GHV's business. These matters are believed by the Company to be covered by appropriate insurance policies.

12.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of estimated fair value of the Company's financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                    1997                           1996
                                                         ESTIMATED                       ESTIMATED
                                         CARRYING           FAIR          CARRYING          FAIR
                                          AMOUNT           VALUE           AMOUNT          VALUE

Assets:
  Cash and cash equivalents             $ 1,065,274     $ 1,065,274     $ 4,531,355     $ 4,531,355
Liabilities:
  Debt                                   13,197,612      13,197,612       3,876,135       3,876,135

      The estimation methodologies utilized by the Company are summarized as follows:

      CASH AND CASH EQUIVALENTS - For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

      DEBT - The fair value of debt is estimated to be equal to its carrying amount, based on the debt having variable interest rates and/or based on the relatively short time since issuance.

13.   IMPAIRMENT WRITEDOWN

      As of December 31, 1996, it was determined that the carrying amount of certain assets comprised of $345,417 for costs incurred to obtain a gaming license in Mexico and $147,575 for costs incurred to develop and test market a new casino game may not be recoverable and an impairment loss should be recognized. As of December 31, 1996, events had occurred in Mexico which led management to believe that the likelihood of obtaining a gaming license in Mexico was remote, and therefore, all costs incurred to date were not likely to be recoverable. The test marketing of the new casino game has not been successful and as of December 31, 1996, management decided to discontinue the test marketing at the Casino and therefore determined that the costs incurred to develop and test market the new game are not likely to be recoverable. The aggregate impairment loss recognized during the year ended December 31, 1996 was $492,992.

14.   SUBSEQUENT EVENTS

      On February 5, 1998, the Company signed a Commitment Letter with a bank which related to financing of $20 million. The Company is subject to an upfront fee of 1.50% of the facility or $300,000, $50,000 of which was paid to the bank on February 5, 1998. The remainder of the fee is due at the closing of the facility. The proceeds of the revolving line of credit are to be used in the following approximate amounts: $5,125,000 to refinance existing borrowings made by GHV; $9,950,000 to finance the buyout of the 50% interest in land, buildings and assets comprising the Gilpin Hotel Casino, which the

      Company does not presently own (Note 2); $2,500,000 to finance the construction of the third-floor parking structure (Note 4); and the balance to provide working capital to the Company. The facility matures three years from the date of closing and interest accrues at the Prime Rate plus 0.75%. Interest is due quarterly and annual principal payments of $500,000 are to be made beginning on January 1, 1999. A balloon payment of the outstanding principal plus accrued interest will be due at the maturity of the facility. An annual commitment fee of 0.50% is payable quarterly and is based upon the outstanding unused balance under the facility. The facility will be secured by a perfected first security interest on the Gilpin Hotel Casino, Millsite 29, the Company's remaining interest in approximately 17,500 square feet of Millsite 30, as well as furniture, fixtures and equipment. The Company and the bank are negotiating definitive loan and related agreements.

                                     * * * *

INDEPENDENT AUDITORS' REPORT


To the Venturers of
  Gilpin Hotel Venture:

We have audited the accompanying balance sheets of Gilpin Hotel Venture as of December 31, 1997 and 1996, and the related statements of income, venturers' investments and advances, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Gilpin Hotel Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997.


DELOITTE & TOUCHE LLP


Denver, Colorado
March 2, 1998

GILPIN HOTEL VENTURE

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                          1997              1996

CURRENT ASSETS:
  Cash                                                      $  3,137,125      $  2,213,704
  Accounts receivable                                             56,262           105,102
  Inventories                                                    171,718           197,929
  Prepaid expenses and other                                     189,719           195,548
                                                            ------------      ------------
    Total current assets                                       3,554,824         2,712,283

GAMING FACILITY:
  Building and improvements                                    7,215,462         7,132,861
  Equipment                                                    5,292,363         4,898,106
                                                            ------------      ------------

                                                              12,507,825        12,030,967
Accumulated depreciation                                      (4,043,938)       (3,064,089)
                                                            ------------      ------------
    Total gaming facility                                      8,463,887         8,966,878

GOODWILL, net of accumulated amortization of
  $304,519 and $199,512 for 1997 and 1996, respectively        1,270,879         1,376,136
                                                            ------------      ------------

TOTAL                                                       $ 13,289,590      $ 13,055,297
                                                            ============      ============

LIABILITIES AND VENTURERS' INVESTMENTS
  AND ADVANCES

CURRENT LIABILITIES:
  Accounts payable                                          $    407,467      $    432,583
  Fees and rents payable to venturers                            173,823           152,879
  Gaming taxes payable                                           385,990           360,231
  Other accrued expenses                                       1,148,460           988,936
  Current portion of long-term debt                              841,756           746,508
                                                            ------------      ------------
    Total current liabilities                                  2,957,496         2,681,137

LONG TERM DEBT                                                 4,283,720         5,161,792

COMMITMENTS AND CONTINGENCIES

VENTURERS' INVESTMENTS AND ADVANCES                            6,048,374         5,212,368
                                                            ------------      ------------

TOTAL                                                       $ 13,289,590      $ 13,055,297
                                                            ============      ============

See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                      1997            1996            1995

REVENUES:
  Casino                                          $28,321,824     $26,783,094     $28,051,162
  Food and beverage, including
    promotional allowances                          3,232,223       2,560,428       2,626,549
                                                  -----------     -----------     -----------

      Total revenues                               31,554,047      29,343,522      30,677,711

  Less promotional allowances                       2,226,161       1,392,001       1,143,271
                                                  -----------     -----------     -----------

      Net revenues                                 29,327,886      27,951,521      29,534,440

COSTS AND EXPENSES:
  Casino operations                                12,407,245      11,840,235      12,341,928
  Cost of food and beverage sales                     464,162         510,485         684,286
  Food and beverage operations                      2,127,441       2,089,224       2,071,241
  Marketing, general and administrative             9,138,439       9,396,004       9,788,366
  Depreciation and amortization                     1,315,897       1,228,045       1,130,349
  Interest expense                                    520,696         527,654         332,427
                                                  -----------     -----------     -----------

      Total costs and expenses                     25,973,880      25,591,647      26,348,597
                                                  -----------     -----------     -----------

NET INCOME                                        $ 3,354,006     $ 2,359,874     $ 3,185,843
                                                  ===========     ===========     ===========


See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF VENTURERS' INVESTMENTS AND ADVANCES
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                          BLACK HAWK GAMING
                                            & DEVELOPMENT       GILPIN
                                             COMPANY, INC.   VENTURES, INC.       TOTAL

BALANCE,
  JANUARY 1, 1995                            $ 4,332,193      $ 1,554,265      $ 5,886,458
Advances                                         123,318                           123,318
Distributions                                 (1,100,000)      (1,100,000)      (2,200,000)
(Recoupment) payment of
  advances among Venturers                       (90,163)          90,163
Net income                                     1,592,922        1,592,921        3,185,843
                                             -----------      -----------      -----------

BALANCE,
  DECEMBER 31, 1995                            4,858,270        2,137,349        6,995,619
Distributions                                 (2,071,563)      (2,071,562)      (4,143,125)
Net income                                     1,179,937        1,179,937        2,359,874
                                             -----------      -----------      -----------

BALANCE,
  DECEMBER 31, 1996                            3,966,644        1,245,724        5,212,368
Distributions                                 (1,259,000)      (1,259,000)      (2,518,000)
Net income                                     1,677,003        1,677,003        3,354,006
                                             -----------      -----------      -----------

BALANCE,
  DECEMBER 31, 1997                          $ 4,384,647      $ 1,663,727      $ 6,048,374
                                             ===========      ===========      ===========


See notes to financial statements.

GILPIN HOTEL VENTURE

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                                1997             1996             1995

OPERATING ACTIVITIES:
  Net income                                                $ 3,354,006      $ 2,359,874      $ 3,185,843
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             1,315,897        1,228,045        1,130,349
    Loss on disposal of assets                                   34,786           27,775           51,931
  Changes in operating assets and liabilities:
    Accounts receivable                                          48,840           40,620           35,356
    Inventories                                                  26,211          (16,730)        (103,697)
    Prepaid expenses and other                                    5,829          (91,907)          32,399
    Accounts payable and accrued expenses                        69,899            7,537          325,681
                                                            -----------      -----------      -----------

      Net cash provided by operating activities               4,855,468        3,555,214        4,657,862
                                                            -----------      -----------      -----------

INVESTING ACTIVITIES:
  Additions to gaming facility                                 (760,115)        (653,500)      (1,668,417)
  Proceeds from sale of equipment                               128,892           87,073          187,539
                                                            -----------      -----------      -----------

      Net cash used in investing activities                    (631,223)        (566,427)      (1,480,878)

FINANCING ACTIVITIES:
  Distributions to Venturers                                 (2,518,000)      (4,143,125)      (2,200,000)
  Proceeds from long-term debt                                                 2,125,000
  Advances by Venturers                                                                           123,318
  Payments on long-term debt and note payable                  (782,824)        (757,448)        (614,490)
                                                            -----------      -----------      -----------

      Net cash used in financing activities                  (3,300,824)      (2,775,573)      (2,691,172)
                                                            -----------      -----------      -----------

NET INCREASE IN CASH                                            923,421          213,214          485,812

CASH, BEGINNING OF PERIOD                                     2,213,704        2,000,490        1,514,678
                                                            -----------      -----------      -----------

CASH, END OF PERIOD                                         $ 3,137,125      $ 2,213,704      $ 2,000,490
                                                            ===========      ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                    $   524,654      $   532,086      $   328,332

  Noncash investing and financing activities:
    Note payable incurred for purchase of casino                                 247,150
    Short term financing incurred for acquisition
      of slot machines                                          135,211


See notes to financial statements.

GILPIN HOTEL VENTURE

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


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

2.    SIGNIFICANT ACCOUNTING POLICIES

      INVENTORIES - Inventories are valued at the lower of cost, determined on a first-in first-out basis (FIFO), or market.

      GAMING FACILITY - The gaming facility is recorded at cost, including capitalized interest, as incurred by the venturer which funded development. Depreciation is provided by the straight-line method over the estimated useful lives of the assets.

      GHV periodically evaluates the value of the gaming facility to determine if an impairment has occurred. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). As of December 31, 1997 and 1996, management believes there was no impairment of GHV's Gaming Facility.

      GOODWILL - The excess of GHV's cost over fair value of certain casino assets acquired in 1994 is being amortized by the straight-line method over 15 years. No amortization was recorded during 1994, as operations of the acquired casino did not commence until January 1995. GHV periodically reviews the value of its goodwill to determine if an impairment has occurred.

      IMPAIRMENT - GHV measures the potential impairment of the gaming facility and goodwill by the undiscounted value of expected future operating cash flows in relation to the net carrying value of the assets. Based on its review, GHV does not believe that an impairment of its gaming facility or goodwill has occurred. If an impairment is identified, the impaired assets will be written down to estimated fair value.

      CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

      PROMOTIONAL ALLOWANCES - Complimentary sales to customers are classified as promotional allowances and are calculated at the retail value of such sales. The costs associated with complimentary sales are classified as casino expenses and are calculated based on food and beverage gross margin applied to the retail value of complimentary sales. Complimentary sales amounted to $2,226,161, $1,392,001 and $1,143,271 in 1997, 1996, and 1995,
      respectively. The cost of complimentary sales amounted to

      $1,007,258, $661,038 and $607,574 in 1997, 1996 and 1995, respectively, and are included in casino operations costs and expenses in the statements of income.

      TAXES AND LICENSES - Federal and state income taxes have not been provided in the financial statements, as they are the responsibility of the venturers. State and local gaming taxes and licenses paid in advance are deferred and amortized over the period of benefit. State gaming taxes based on revenue are accrued as incurred. State gaming tax expense, which is included in casino operations in the statements of income, was $4,794,568, $4,164,274 and $4,476,573, for 1997, 1996 and 1995,
      respectively.

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

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the classifications used in 1997.

3.    JOINT VENTURE AND OTHER AGREEMENTS

      BHWK is the appointed manager of GHV, with the exception of certain actions which require the consent of both joint venture partners.

      BHWK provided all funds for the development, refurbishing and the start-up of operations of the gaming facility which opened in 1992. One-half of the development funds expended by BHWK ($3,328,400) are recoupable out of 40% of GHV's net profits, as defined, attributable to GVI, after allowing for GVI's income taxes on such net profits; total recoupments were $90,163 in 1995. Certain development costs are in dispute as of December 31, 1997, therefore, there were no recoupments received during 1996 or 1997.
      No recoupments will occur at any time there are net losses.

      Under the terms of the joint venture agreement, the land underlying the gaming facility is leased by GHV from BHWK and an affiliate of GVI for a monthly rental fee of 7% (3-1/2% each) of gross gaming revenues, as defined. Rental fees (included in casino operations) in 1997, 1996 and 1995 were $1,856,820, $1,745,056 and $1,816,230, respectively. BHWK manages the gaming facility pursuant to a management agreement. BHWK receives a management fee of 11% of the defined annual net profits from gaming, plus 3% of the adjusted gross sales and 10% of the defined annual net profits of the food and beverage operations. In addition, an affiliate of GVI receives a management fee based upon the greater of 1% of the defined annual net profits from gaming or $25,000 annually for services it provides to GHV. Total management fees for 1997, 1996 and 1995 were $802,457, $684,707 and $831,235, respectively. The term of each of the management agreements is for five years with six five-year renewals. The BHWK agreement may be terminated if BHWK falls below certain performance levels. The joint venture agreement also provides for the payment of fees to BHWK for use of its land for parking for GHV's casino. Such parking fees were $600,000, $645,214 and $715,094 for 1997, 1996 and 1995,
      respectively.

      On December 31, 1997, BHWK entered into an Agreement for the Purchase and Sale of Assets and Joint Venture Interest (Asset Agreement) with Gilpin Ventures, Inc. (GVI), its joint venture partner in the GHV, and an affiliate of GVI, Golden Gamble, Inc. (Golden Gamble). In conjunction with the Asset Agreement, BHWK entered into an Agreement for the Purchase and Sale of Real Estate (Real Estate Agreement) with GVI. The Asset Agreement provides for the termination of the GHV and all agreements between the Company, GVI and the GHV. The Asset Agreement also provides for the sale of all of GVI's and Golden Gamble's interests in GHV and its properties and 1) the sale of GVI's fixed or tangible assets which are associated with the GHV; and, 2) the sale of GVI's interest in inventories. The base price for the purchase of the assets described in the Asset Agreement is $5,250,000. Of the base price, $50,000 has been paid as security for the agreement, and $4,950,000 is payable to GVI and $250,000 payable to Golden Gamble at closing. Regular distributions are to be made by the GHV until such time as the Asset Agreement has been closed. The closing date of the Asset agreement shall be the earlier of 30 days after the closing of the BHWK's financing or June 30, 1998 unless extended for up to three months. The Real Estate Agreement provides for the purchase by BHWK of its joint venture partner's interest in the land upon which the Casino stands. The base price of $4,750,000 for the interest in the land may be adjusted for the proration of; 1) rentals and other charges that are paid or payable in respect of leasehold interests affecting the property; and, 2) charges for which GVI is not responsible under the lease and deposits for utilities and other services and goods furnished in connection with the property. Closing of the Real Estate Agreement is contingent upon closing of the Asset Agreement. The closing date of the Real Estate Agreement shall be no later than January 2, 1999 and may be earlier at the election of BHWK upon 10 days written notice.

4.    LONG-TERM DEBT

                                                                                            1997              1996

Note payable; payments of $164,501, including principal and interest at 8% per annum due quarterly through January 2005 when the remaining principal and interest balance is due; secured by first deed of trust on the acquired
  casino's building and equipment                                                       $ 3,500,788       $ 3,860,561
Note payable; payments of $40,863, including principal and
  interest at 11% per annum due monthly through 2001 when
  the remaining principal and interest balance is due; secured
  by equipment                                                                            1,504,679         1,800,589
Note payable; payments of $11,519, including principal and
  interest at 11% per annum due monthly beginning January
  1997 through December 1998 when the remaining principal
  and interest balance is due; secured by equipment                                         120,009           247,150
                                                                                        -----------       -----------
                                                                                          5,125,476         5,908,300
Less current portion                                                                        841,756           746,508
                                                                                        -----------       -----------

Total                                                                                   $ 4,283,720       $ 5,161,792
                                                                                        ===========       ===========

      Scheduled principal payments on long-term debt at December 31 are as follows:

          1998                                             $   841,756
          1999                                                 794,733
          2000                                                 834,532
          2001                                                 914,802
          2002                                                 534,605
          Thereafter                                         1,205,048
                                                           -----------

          Total                                            $ 5,125,476
                                                           ===========

5.    COMMITMENTS AND CONTINGENCIES

      On October 6, 1994, GHV entered into an agreement with Cloverleaf Kennel Club (Cloverleaf) of Loveland, Colorado to provide off-track betting on dog and horse races via simulcast. The term of the agreement between GHV and Cloverleaf is for five one-year options commencing October 1, 1994 through September 30, 1999. GHV pays Cloverleaf an annual fee of $40,000 in return for 50% of the net revenues derived from pari-mutuel wagering at the casino. GHV is responsible for all costs of operating the facility.

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

6.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                1997                         1996
                                      CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                       AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE

       Assets - Cash                 $3,137,125     $3,137,125     $2,213,704     $2,213,704

       Liabilities - Debt             5,125,476      5,125,476      5,908,300      5,908,300

      The estimation methodologies utilized by GHV are summarized as follows:

      DEBT - The fair value of long-term debt is estimated using the rates currently offered for similar borrowings.

                                    * * * * *

                                 EXHIBIT INDEX


Exhibit No.                       Description                             Page
-----------                       -----------                             ----

   27.1                      Financial Data Schedule for year ended
                             December 31, 1997

   27.2 Restated Financial Data Schedule for years ended December 31, 1995 and 1996 and for the quarters ended March 31, 1996, June 30, 1996 and September 30, 1996

   27.3 Restated Financial Data Schedule for the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997