Form 10-Q
period 1998-03-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1998-05-15
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C.  20549

                                    FORM 10-Q


  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    0-21736


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                            84-1158484
      ----------------------------------------    ------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

            17301 West Colfax, Suite 170
            Golden, Colorado                            80401
      ----------------------------------------        ----------
      (Address of principal executive offices)        (Zip Code)


    Registrant's telephone number, including area code     (303) 216-0908
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                         3,947,821 shares
-----------------------------                         ----------------
         Class                                  Outstanding as of  May 12, 1998

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1998

PART I.  FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------
         Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of
                           March 31, 1998 and December  31, 1997                        1

                           Consolidated Statements of Income
                           for the  three months ended March 31, 1998 and 1997          2

                           Consolidated Statements of Cash Flows
                           for the three months ended March 31, 1998 and 1997           3

                           Notes to Consolidated Financial Statements                   4-6

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                7-11

         Item 3            Quantitative and Qualitative Disclosure
                            about Market Risk                                           11

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                            12

         Item 2.           Changes in Securities                                        12

         Item 3.           Defaults Upon Senior Securities                              12
         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                             12

         Item 5.           Other Information                                            12

         Item 6.           Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                              13

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE PERIOD ENDED MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS                                                                         MARCH 31,      DECEMBER 31,
                                                                                 1998            1997
                                                                              -----------     ------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $ 1,081,775     $ 1,065,274
   Accounts receivable:
        Gilpin Hotel Venture                                                      143,421          96,076
        Other                                                                       2,851          15,032
   Deferred tax asset                                                              90,661          90,661
                                                                              -----------     -----------
             Total current assets                                               1,318,709       1,267,043

INVESTMENT IN AND ADVANCES TO
             GILPIN HOTEL VENTURE                                               4,739,912       4,384,648


LAND
   Leased to Gilpin Hotel Venture
        Casino Ground                                                           1,967,689       1,967,689
        Millsite 29                                                               791,801         791,801
   Held for development:
        Oklahoma                                                                  579,049         579,049
   Under development:
        Millsite 30 and other                                                   1,466,317       1,466,317
        Millsite 31                                                             2,418,754       2,418,754
        Millsite 32                                                             3,568,234       3,568,234
        Millsite 34                                                             1,080,000       1,080,000
                                                                              -----------     -----------
             Total land                                                        11,871,844      11,871,844

PROJECT DEVELOPMENT COSTS                                                      41,000,259      31,534,512

OTHER ASSETS                                                                      266,321         187,138

DEFERRED TAX ASSET                                                                 58,345          58,345
                                                                              -----------     -----------

                                                                              $59,255,390     $49,303,530
                                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $ 3,404,593     $ 2,606,333
   Income taxes payable                                                           301,020         203,461
   Current portion of long-term debt                                              300,438         300,438
                                                                              -----------     -----------
             Total current liabilities                                          4,006,051       3,110,232

NON CURRENT LIABILITIES
   Construction Loan                                                           21,593,752      12,897,174
                                                                              -----------     -----------


             Total liabilities                                                 25,599,804      16,007,406
                                                                              -----------     -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                               6,658,020       6,704,688

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
      3,947,821 and 3,947,496 shares issued and outstanding, respectively           3,947           3,947
   Additional paid-in capital                                                  17,195,347      17,194,575
   Retained earnings                                                            9,798,273       9,392,914
                                                                              -----------     -----------

             Total equity                                                      26,997,567      26,591,436
                                                                              -----------     -----------

                                                                              $59,255,390     $49,303,530
                                                                              ===========     ===========

See notes to consolidated financial statements.

ITEM 1.         FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE PERIOD ENDED MARCH 31, 1998 AND MARCH 31, 1997
--------------------------------------------------------------------------------

                                              1998           1997
                                           ----------     ----------
REVENUE:
    Gilpin Hotel Venture:
        Management fees                      $112,767        $89,523
        Rental income                         124,665        112,538
        Parking lot operation                  43,987         75,000
    Interest                                   10,798         58,948
                                           ----------     ----------

             Total revenue                    292,217        336,009
                                           ----------     ----------

COSTS AND EXPENSES:
     Compensation and related costs           189,655        206,629
     General and administrative               199,881         84,986
     Preopening Costs                         136,673
     Interest
                                           ----------     ----------

             Total  costs and expenses        526,209        291,615

EQUITY IN EARNINGS OF JOINT VENTURE           836,683        695,556

MINORITY INTEREST IN THE LODGE                 46,668
                                           ----------     ----------

INCOME BEFORE INCOME TAXES                    649,360        739,950

INCOME TAXES                                  244,000        280,000
                                           ----------     ----------

NET INCOME                                 $  405,360     $  459,950
                                           ==========     ==========

EARNINGS PER COMMON SHARE:

             BASIC                               0.10           0.17
                                           ==========     ==========

             DILUTED                             0.10           0.16
                                           ==========     ==========


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING

             BASIC                          3,947,695      2,662,034
                                           ==========     ==========

             DILUTED                        4,140,604      2,947,748
                                           ==========     ==========

--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
--------------------------------------------------------------------------------

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                   1998             1997
                                                                               -----------      -----------
OPERATING ACTIVITIES:
    Net Income                                                                    $405,360         $459,950
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Equity in earnings of joint venture                                          (555,264)        (418,494)
     Minority interest share of preopening loss                                    (46,668)
     Noncash compensation                                                            2,500            5,000
     Other                                                                           2,228            2,132
     Changes in operating assets and liabilities:
             Accounts receivable                                                   (35,165)         (74,880)
             Income taxes receivable                                                                280,000
             Other assets                                                           (8,746)
             Accounts payable and accrued expenses                                 (70,063)         (49,637)
             Income taxes payable                                                   97,559
                                                                               -----------      -----------
                  Net cash (used in) provided by operating activities             (208,259)         204,071
                                                                               -----------      -----------

INVESTING ACTIVITIES:
     Payments of project development costs                                      (8,597,426)      (2,751,120)
     Distributions from GHV                                                        200,000          509,000
     Other                                                                         (72,665)          (7,332)
                                                                               -----------      -----------
                Net cash (used in) provided by investing activities             (8,470,091)      (2,249,452)
                                                                               -----------      -----------

FINANCING ACTIVITIES:
    Proceeds from construction loan                                              8,696,579
    Payments on long-term debt and note payable                                                     (30,099)
     Other                                                                          (1,727)
    Acquisition of treasury stock and payments upon exercise of put option                         (137,499)
                                                                               -----------      -----------
                Net cash provided by (used in) financing activities              8,694,851         (167,598)
                                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                    16,501       (2,212,979)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                         1,065,274        4,531,355
                                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $1,081,775       $2,318,376
                                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest, net of amounts capitalized of
        $357,681 and $47,495, respectively
      Cash paid for income taxes                                               $   156,306



See notes to consolidated financial statements.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

 1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (The Company), was incorporated on January 10, 1991 and is an owner, developer and operator of gaming properties in Black Hawk, Colorado. During the quarter ended March 31, 1998, the Company owned a 50% interest in the Gilpin Hotel Casino, which it developed and has managed since its inception in 1992. In December 1997, the Company entered into an agreement to acquire the 50% interest in the Gilpin Hotel Casino and related land that it does not already own and consummated the acquisition on April 24, 1998. The Company, along with its strategic partner, Jacobs Entertainment Ltd., is currently developing The Lodge Casino at Black Hawk ("The Lodge"), a $72 million hotel/casino/parking project. Through March 31, 1998, the Company has expended approximately $41,000,000 on the Lodge project, borrowed approximately $21,600,000 on its total construction loan availability of $40,000,000 with Wells Fargo Bank and has currently projected completion of the project during the second quarter of 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at March 31, 1998, and the results of its operations for the three months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Native American Management Corp. and its 75% owned subsidiary, Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997.

         Joint Venture --- The Company accounts for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHV.

         Net Income Per Common Share Basic and Diluted ---All prior periods presented in the Consolidated Financial Statements have been retroactively adjusted to reflect the computation of earnings per share pursuant to the terms of Statement of Financial Accounting Standards No. 128 titled "Earnings Per Share" which became applicable for all financial reporting periods ending on or after December 15, 1997. Earnings per common share previously reported was not materially impacted by the application of SFAS 128.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (CONTINUED)

3.  GILPIN HOTEL VENTURE

         Summarized financial information relating to GHV is as follows:

                                              March 31,      December 31,
                                                1998             1997
                                             -----------     ------------
             ASSETS

Current assets                               $ 4,390,612     $ 3,554,824
Gaming facility, net                           8,389,841       8,463,887
Goodwill                                       1,244,622       1,270,879
                                             -----------     -----------

                                             $14,025,075     $13,289,590
                                             ===========     ===========

LIABILITIES AND VENTURERS'
INVESTMENTS AND ADVANCES

Current liabilities                          $ 3,174,007     $ 2,957,496
Long-term debt                                 4,092,166       4,283,720
Venturers' investments and advances            6,758,902       6,048,374
                                             -----------     -----------

                                             $14,025,075     $13,289,590
                                             ===========     ===========


                                                   Quarter Ended
                                                      March 31,
                                             --------------------------
                                                 1998           1997
                                             -----------    -----------
[S]                                          [C]            [C]
REVENUES:
   Casino                                    $ 7,766,106    $ 7,082,666
   Food and Beverage                             918,163        731,243
                                             -----------    -----------

     Total revenues                            8,684,269      7,813,909

   Less : promotional allowance                  667,757        502,214
                                             -----------    -----------

     Net revenues                              8,016,512      7,311,695
                                             -----------    -----------

COSTS AND EXPENSES:
   Casino operations                         $ 3,524,533    $ 3,164,695
   Cost of food and beverage sales               109,866        110,631
   Food and beverage operations                  594,700        496,259
   Marketing, general and administrative       2,267,021      2,231,162
   Depreciation and amortization                 292,762        332,572
   Interest expense                              117,102        139,388
                                             -----------    -----------

     Total costs and expenses                  6,905,984      6,474,707
                                             -----------    -----------

NET INCOME                                   $ 1,110,528    $   836,988
                                             ===========    ===========



         The Company's equity in earnings of GHV as reflected in the consolidated statements of income has been adjusted for the Company's share of fees and rentals it receives from GHV.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (CONTINUED)

4. OTHER MATTERS

         Black Hawk / Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado (hereinafter the "Lodge"). After many changes and revisions, the current plan for the project is a 50 room hotel/casino, with approximately 800 slot machines, 20 table games, three restaurants, four bars, and three floors of underground parking for approximately 450 cars. As a result of the refinements during the development process, it was decided to incorporate an overflow parking facility for approximately 200 additional parking spaces on 44,000 square feet of Millsite 30 into the Lodge.

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

         On March 27, 1997, the LLC closed financing, effective March 7, 1997, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate based upon the London Interbank rate ("LIBOR") plus 3.5% (9.19% at March 31, 1998). Principal payments are due quarterly beginning at the end of the first quarter after the Lodge is open. See "Liquidity and Capital Resources" under Management's Discussion and Analysis of Financial Condition and Results of Operations.

         As of March 31, 1998, the Company has contributed approximately $20,114,000 (including certain land costs) to the LLC which represents 75% of the total contributed capital and Diversified has contributed approximately $6,704,700 (including certain land costs) to the LLC which represents the remaining 25% of contributed capital. As of March 31, 1998, the LLC has drawn approximately $21,600,000 from its $40,000,000 construction loan with Wells Fargo Bank. The Company and Diversified are required to maintain their respective pro rata share of any additional capital contributions to the LLC. Diversified's ownership in the LLC is reflected as a minority interest in the accompanying consolidated balance sheet.

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

5. CAPITALIZED CONSTRUCTION INTEREST

         As a result of construction of the hotel/casino/parking complex in Black Hawk, Colorado, the Company began capitalizing interest expense during 1996. Capitalized interest through March 31, 1998 totaled approximately $1,418,000 of which $513,000 related to the quarter ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

         Total revenue of the Company decreased by $44,000 or 13% and total costs and expenses increased by $235,000 or 80%. These factors when combined with the increase in equity in earnings of the joint venture of approximately $141,000 or 20% and the minority interests share of the Lodge Casino of approximately $47,000 resulted in a decrease in income before income taxes of approximately $91,000. The following is a discussion of the various changes in the components of the Company's consolidated statements of operations for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

         Revenues

         The Company's current quarter revenue decreased by $44,000 or 13% when compared to the comparable quarter of 1997. The net decrease in the Company's revenue is comprised of reductions in parking lot income of $31,000 or 41% and interest income of $48,000 or 82% offset by increases in management fees of $23,000 or 26% and rental income of $12,000 or 11%.

         Management fee income is computed based upon 11% of the defined volume of the various departments of the Casino's operations reduced by defined expenses. Usually, as the volume of business of GHV increases or decreases, the management fee earned by the Company will increase or decrease accordingly. The current period costs and expenses of the Casino increased approximately $431,000 or 7% while net revenue generated by the Casino increased by approximately $705,000 or 10%. Accordingly, the management fee earned by the Company for the current quarter, after elimination of the amount of such fee attributable to the Company's 50% interest in the Joint Venture, increased over the prior quarter by $23,000 or 26% to the comparable quarter of 1997.

         During March 1997, the Company gave formal notice to its joint venture partner in GHV that effective November 1, 1997, parking would no longer be available on Millsite 30. The Company anticipated a decline in its parking lot operation revenue as a result of the termination of this agreement and while construction commences on Millsite 30 for the overflow parking facility for the Lodge. During 1998, a portion of Millsite 30 was available for parking and the Company did receive parking fees from the joint venture. However, due to the reduction in overall available parking for GHV by the Company, parking revenue decreased by $31,000 or 41% when compared to the prior period.

         During the quarter, the Company and its joint venture partner were the co-owners of the land underlying the GHV. The Joint Venture agreement requires GHV to pay a monthly land rental fee equivalent to 7% of the net gaming revenues of GHV. Rental income attributable to the land underlying the GHV is reported after elimination of the amount of such fees attributable to the Company's 50% interest in GHV. The Company's rental income for the current quarter, increased by $12,127 or 11%, when compared to the comparable quarter of 1997. While net gaming revenues of GHV were up as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not significant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         The remaining portion of the Company's revenue is the result of interest it receives on temporary cash investments. As the Company expends funds on projects, interest income will decrease. During the first quarter of 1997, the Company was retained by a Colorado casino (whose sole shareholder is an officer, director and shareholder of the Company) to provide consulting services on a month to month basis, at a rate of $5,000 per month. This agreement ceased during the second quarter of 1997, therefore, there was no consulting income related to this agreement for the quarter ended March 31, 1998, whereas $15,000 in consulting fees was earned in the comparable quarter of the 1997.

         Costs and Expenses

         The Company's current quarter costs and expenses increased by $235,000 or 80% when compared to the comparable quarter of 1997. The net increase in the Company's costs and expenses are comprised of reductions in compensation and related costs of $17,000 or 8% offset by increases in general and administrative expenses of $115,000 or 135% and pre-opening costs related to the Lodge of $137,000.

         Total compensation and related costs for the current quarter decreased by approximately $17,000 or 8%, generally due to the decrease in salaries and costs for an employee of the Company.

         The increase in general and administrative expenses of $115,000 or 135% is principally due to an increase in: consulting fees of $56,000 or 100%; legal fees of $33,000 or 155%; shareholder relations costs of $10,000 or 60%; insurance of $13,000 or 100% and other net expenses of $3,000.

         During the current quarter the Company incurred $137,000 in pre-opening costs associated with the Lodge. Pre-opening costs are those costs incurred by the Lodge which are in connection with the preparation for opening and are not directly attributable to the design or development of the land and / or the building. Generally, such costs include, but are not limited to, payroll, office supplies, janitorial services, costs related to job fairs, and other costs of hiring employees. The Company anticipates pre-opening costs to increase during the second quarter of 1998, as the opening of the Lodge approaches.

         Equity in Earnings of Joint Venture

         By virtue of the Company's 50% ownership of GHV, the Company is required to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company receives other revenue from the joint venture, as discussed above, equity in earnings of the joint venture accounts for substantially all of the Company's income before income taxes. Summarized financial information of the joint venture is provided in Note 3 to the financial statements included within this report.

         During the three months ended March 31, 1998, GHV's total revenues increased by $870,000 or 11%. However, when reduced by an increase in promotional allowance of $165,000 or 33%, net revenues increased by $705,000 or 10%. Total costs and expenses of GHV increased by $431,000 or 6%. Accordingly, the net result is an increase in the net income of GHV of $274,000 or 33% over the comparable period of the preceding year.

         Management attributes the approximate $705,000 increase in net revenues to an increase in net casino revenue (slot machines, table games and off track betting) of $683,000 and an increase in net food and beverage revenue (net of promotional allowance) of $22,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         The income statement of GHV (see note 3 above) includes classification of costs and expenses by operating departments. When the operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $431,000 include, increases in food and beverage costs of $102,000 or 31%; rent of $49,000 or 11%; insurance of $12,000 or 17%; gaming taxes of $148,000 or 11%; contract labor of $101,000 or over 100%; operating supplies of $14,000 or 14%; printing expense of $39,000 or over 100%; property taxes of $15,000 or 38%; progressive jackpots of $64,000 or over 100%; slot rental expense of $18,000 or 78%; management fees of $50,000 or 26%; loss on sale of assets of $24,000 or 100%; and other net cost and expenses of $11,000. These increases were offset by decreases in: postage of $11,000 or 50%; repairs and maintenance of $17,000 or 36%; parking fees of $62,000 or 39%; depreciation of $40,000 or 12%; poker food cost of $26,000 or 72%; interest expense of $22,000 or 16% and marketing related expenses of $38,000 or 4%.

         A large part of GHV's success has been attributed to its on site parking. During 1997 and into 1998, management increased dollars spent on target marketing in order to compensate for the expected reduction in parking availability due to the ongoing Lodge construction. Once the Lodge is fully completed, parking availability for GHV will approximate 200 cars and parking for the Lodge will approximate 700 cars. Additionally, with the completion of the Business Improvement District's redesign and upgrade of Main Street in the City of Black Hawk and the related infrastructure improvements; GHV has gained a permanent bus stop, which is located directly in front of GHV.

         Management will continue to focus on retaining its existing customer base and increasing repeat business of new customers. Additionally, the Company will strive to enhance its product by providing customers with a user friendly gaming environment coupled with the newest in gaming technology. In the opinion of management the mild weather, the temporary decline in the number of available gaming devices in the City of Black Hawk as well as the marketing strategies discussed above have allowed the GHV to remain competitive when compared to the comparable quarter of 1997. However, until the GHV parking garage is completed, which is anticipated to be late in the second quarter of 1998, parking for GHV will continue to be limited.

          In the opinion of management, GHV's operations for the three months ended March 31, 1998, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds
(AGP) (total gambling receipts less jackpots/winnings, less restocking moneys for slot machines, plus moneys collected from table games and deposited with the cashier) averages for gaming devices (slot machines and table games) remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         Net income per common share - basic and diluted

         Results of operations for the quarter ended March 31, 1998 yielded net income per common share basic of $.10, based on weighted average shares outstanding of 3,947,695. Earnings per common share basic for the comparable period in 1997, was $.17 based on 2,662,034 weighted average shares outstanding. In general, under SFAS 128, basic earnings per share gives effect to the weighted average number of common shares outstanding while diluted earnings per share gives effect to all potentially dilutive common shares (such as stock options) that were outstanding during the period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $208,000 in the first quarter of 1998 versus net cash provided by operating activities of $204,000 in the first quarter of 1997. The principal reason for the decrease in cash provided by operating activities is due to the collection of an income tax refund in 1997 with no comparable collection in 1998. As a result of the completion of the acquisition of the other half of the GHV, the Company's cash flow from operating activities will include the operations of the GHV. The Company has previously reported the cash flow from GHV when it receives distributions as cash from investing activities, however in the future these amounts will be reported as cash generated from operating activities.

         Net cash used in investing activities for the first quarter of 1998 was $8,470,000 and was primarily the result of payments for project development costs associated with the LLC of $8,597,000 and other financing activities of $73,000, offset by distributions from GHV of $200,000. Net cash used in investing activities for the first quarter of 1997 was $2,249,000 and was primarily the result of payments for project development costs associated with the LLC of $2,751,000, other financing activities of $7,000, offset by distributions from GHV of $509,000.

         The net cash provided by financing activities during the first quarter of 1998 amounted to $8,695,000 and is primarily the result of draws against the Wells Fargo Bank construction loan totaling $8,696,000 and other financing activities of $1,700. The net cash used in financing activities during the first quarter of 1997 amounted to $167,600 and is the result of the acquisition of common stock "put" to the Company totaling $137,500 and payments on long-term debt of $30,000.

         The Company's principal sources of cash flow consist of distributions from GHV, cash generated from its rental and management operations and minority interest contributions to the Company's majority owned subsidiary. As of March 31, 1998 the Company has working capital of approximately $648,000 (after eliminating accrued expenses of the LLC of $3,335,000 to be financed under the Wells Fargo Bank credit facility) as compared to $509,000 at December 31, 1997.

         The Company believes its current working capital position will be sufficient to meet its short term requirements (taking into effect the purchase of the other half of GHV- discussed below). However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

         As discussed previously, in December 1997 the Company entered into a definitive agreement with Gilpin Ventures, Inc. (GVI), the Company's joint venture partner in GHV to acquire the other half of the Gilpin Hotel Venture. On April 24, 1998 the Company closed the transaction under the same terms conditions previously announced. The financial terms consisted of the acquisition of all of the outstanding shares of Gilpin Ventures, Inc. for $5,000,000; a payment of $250,000 to an affiliate of GVI at closing for termination of a consulting agreement and the purchase of an undivided 50% interest in the land underlying the GHV Casino and in certain parcels across Main Street from the Casino for $4,750,000.

         In order to complete the acquisitions discussed above, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Some of the more important terms of the Credit Agreement are:
(i) the facility is a five year reducing revolving line of credit in the amount of $20 million (approximately $13.5 million was drawn at closing to fund the acquisitions described above and to pay existing mortgage debt against the property purchased); (ii) the available balance of the facility will be used to pay certain equipment debt, to pay for the third story of a parking garage under

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

construction across Main Street from the Gilpin Hotel Casino, and as discussed above, with the balance (estimated to approximate $1,000,000) for working capital; (iii) the facility bears interest at the rate of 75 basis points above the prime rate (approximately 9.5% at March 31, 1998); (iv) beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due;
(v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and
(vi) substantially all of the assets of the Gilpin Hotel Venture, GVI and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

    The Company believes its current working capital position coupled with the increased profits and realization of certain economies of scale, which may result from the acquisition of the other half of GHV as well as the remaining balance on the revolving line of credit after payment of additional Lodge capital contributions and GHV garage construction costs, will be sufficient to meet the Company's short-term cash requirements which are operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both.

    The Company believes the LLC (in which it owns a 75% interest) will have sufficient funding to complete construction of The Lodge Casino, budgeted at approximately $72 million. The members of the LLC have contributed approximately $28 million to the LLC and the LLC's credit facility is $40 million of which approximately $22 million had been drawn through March 31, 1998. The Company believes it will cover its remaining share of the total projected cost of The Lodge Casino and start-up costs with the balance of the LLC's credit facility, current working capital, funds from operation of the Gilpin Hotel Casino and with a portion of the new credit facility discussed above.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

                    NONE

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of  Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:
                           No.              Description
                           27               Financial Data Schedule

                  ( b )    Reports on Form 8-K
                           (1) January 6, 1998, reporting under Item 2
                               The signing of agreements to acquire assets and land related to GHV
                           (2) April 24, 1998, reporting under Item 2
                               The closing of the transactions reported in the January 6, 1998, Report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Black Hawk Gaming & Development  Company,  Inc.
Registrant



Date:  May 12, 1998            By:  /s/ JEFFREY P. JACOBS
                                    --------------------------------------------
                                    Jeffrey P. Jacobs, Chairman of the Board
                                    of Directors and Chief Executive Officer


                                    /s/ STEPHEN R. ROARK
                                    --------------------------------------------
                                    Stephen R. Roark, President and Chief
                                    Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------
  27           Financial Data Schedule