Form 10-Q
period 1998-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1998-08-11
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
-------                  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June  30, 1998
                                     --------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    0-21736
                           -------

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                               84-1158484
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

                 P.O. Box S
               240 Main Street
             Black Hawk, Colorado                           80422
   ----------------------------------------               ----------
   (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (303) 582-1117
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No
                                        -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.001 par value                        4,054,107 shares
-----------------------------                        ----------------
         Class                               Outstanding as of August 10, 1998

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                  JUNE 30, 1998

PART I.  FINANCIAL INFORMATION                                                     PAGE NO.
                                                                                   --------
         Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of
                           June 30, 1998 and December 31, 1997                          1

                           Consolidated Statements of Income for the
                           three and six months ended June 30, 1998 and 1997            2

                           Consolidated Statements of Cash Flows
                           for the six months ended June 30, 1998 and 1997              3

                           Notes to Consolidated Financial Statements                   4-8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                9-15

         Item 3            Quantitative and Qualitative Disclosure
                           about Market Risk                                            15

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                            16

         Item 2.           Changes in Securities                                        16

         Item 3.           Defaults Upon Senior Securities                              16

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                             16

         Item 5.           Other Information                                            16

         Item 6.           Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                              17

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.           FINANCIAL STATEMENTS
------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEET
JUNE 30, 1998 AND DECEMBER 31, 1997
------------------------------------------------------------------------------

ASETS                                             JUNE 30,        DECEMBER 31,
                                                    1998              1997
                                                -----------       -----------
CURRENT ASSETS
   Cash and cash equivalents                     $8,071,585        $1,065,274
   Accounts receivable:
        Gilpin Hotel Venture                                           96,076
        Other                                        94,515            15,032
   Inventories                                      532,902
   Prepaid expenses and other                       656,525           187,138
   Deferred tax asset                                90,661            90,661
                                                -----------       -----------
         Total current assets                     9,446,188         1,454,181
                                                -----------       -----------

INVESTMENTS:
   Gilpin Hotel Venture                                             4,384,648
                                                                  -----------

GAMING FACILITIES:

   Land                                          16,042,795        11,292,795
                                                -----------       -----------

   Building and improvements                     55,998,160
   Equipment                                     13,163,833
   Accumulated depreciation                      (4,647,186)
   Project development costs                                       31,534,512
                                                -----------       -----------

         Total gaming facilities                 64,514,807        31,534,512

GOODWILL, NET                                     2,899,433

OTHER ASSETS                                        642,110           579,049

DEFERRED TAX ASSET                                  434,345            58,345
                                                -----------       -----------

                                                $93,979,678       $49,303,530
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses         $8,259,957        $2,606,335
   Income taxes payable                             463,020          $203,461
   Current portion of long-term debt              2,827,604           300,438
                                                -----------       -----------
         Total current liabilities               11,550,581         3,110,234
                                                -----------       -----------

NON CURRENT LIABILITIES

    Revolving Line of Credit                     17,985,826
    Construction Loan                            29,043,395        12,897,174

                                                -----------       -----------
         Total noncurrent liabilities            47,029,221        12,897,174

                                                -----------       -----------
         Total liabilities                       58,579,802        16,007,408
                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                 7,121,435         6,704,688
                                                -----------       -----------

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value;
       10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value;
       40,000,000 shares authorized;
       4,054,107 and 3,947,496 shares
       issued and outstanding respectively            4,054             3,947
   Additional paid-in capital                    18,027,102        17,194,574
   Retained earnings                             10,247,285         9,392,913
                                                -----------       -----------

         Total shareholder's equity              28,278,441        26,591,434
                                                -----------       -----------

                                                $93,979,678       $49,303,530
                                                ===========       ===========

See notes to consolidated financial statements.

------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------

                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                    1998           1997             1998           1997
                                                                 ----------     ----------       ----------    -----------
REVENUE:
    Casino                                                      $ 6,665,182     $               $ 6,665,182    $
    Food and beverage                                               757,000                         757,000
    Gilpin Hotel Venture:
        Management fees                                              25,550         72,553          138,317        162,076
        Rental income                                                29,680        107,333          154,346        219,871
        Parking lot operation                                         5,735         75,000           49,722        150,000
    Other                                                            26,692         39,831           37,490         98,779
                                                                  ----------     ----------       ----------    -----------

        Total revenue                                             7,509,839        294,717        7,802,057        630,726

    Promotional Allowances                                          551,143                         551,143
                                                                  ----------     ----------       ----------    -----------

        Net revenue                                               6,958,696        294,717        7,250,914        630,726
                                                                  ----------     ----------       ----------    -----------

COSTS AND EXPENSES:
    Casino operations                                             2,205,858                       2,205,858
    Cost of food and beverage operations                            569,521                         569,521
    Marketing, general and administrative                         2,190,083        278,008        2,579,618        569,623
    Depreciation and amortization                                   315,076                         315,076
    Interest                                                         14,067                          14,067
    Pre-opening costs                                             1,355,485                       1,492,158
                                                                  ----------     ----------       ----------    -----------

        Total  costs and expenses                                 6,650,090        278,008        7,176,298        569,623
                                                                  ----------     ----------       ----------    -----------

EQUITY IN EARNINGS OF GILPIN HOTEL VENTURE                          181,105        523,146        1,017,789      1,218,702

ADD BACK LOSS ATTRIBUTABLE TO MINORITY INTEREST                     153,977                         200,646
                                                                  ----------     ----------       ----------    -----------

INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM                    643,690        539,855        1,293,050      1,279,805

INCOME TAXES                                                       (240,870)      (172,725)        (484,870)      (452,725)
                                                                  ----------     ----------       ----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                                    402,820        367,129          808,180        827,079

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT, NET
    OF INCOME TAXES                                                  46,192         85,771           46,192         85,771
                                                                  ----------     ----------       ----------    -----------

NET INCOME                                                         $449,012       $452,900         $854,372       $912,850
                                                                  ==========     ==========       ==========    ===========

EARNINGS PER SHARE:

        BASIC:
             INCOME BEFORE EXTRAORDINARY ITEM                        $ 0.10         $ 0.14           $ 0.20         $ 0.31
             EXTRAORDINARY ITEM                                        0.01           0.03             0.01           0.03
                                                                  ----------     ----------       ----------    -----------
             NET INCOME                                              $ 0.11         $ 0.17           $ 0.21         $ 0.34
                                                                  ==========     ==========       ==========    ===========

        DILUTED:
             INCOME BEFORE EXTRAORDINARY ITEM                        $ 0.09         $ 0.11           $ 0.19         $ 0.26
             EXTRAORDINARY ITEM                                        0.01           0.03             0.01           0.03
                                                                  ----------     ----------       ----------    -----------
             NET INCOME                                              $ 0.10         $ 0.14           $ 0.20         $ 0.29
                                                                  ==========     ==========       ==========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
        BASIC                                                     4,004,565      2,660,067        3,976,130      2,661,050

        Dilutive effect of outstanding:
              Convertible debt                                                     665,608                         475,662
              Options                                               299,407                         252,879
              Warrants                                               12,967                          12,624
                                                                  ----------     ----------       ----------    -----------

        DILUTED                                                   4,316,939      3,325,675        4,241,633      3,136,712
                                                                  ==========     ==========       ==========    ===========

ITEM 1.          FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
-------------------------------------------------------------------------------

                                                                   Six Months Ended
                                                                        June 30,
                                                                  1998           1997
                                                               -----------   -----------
OPERATING ACTIVITIES:
    Net Income                                                   $ 854,372     $ 912,851
    Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                 315,074         4,269
     Deferred taxes                                               (376,000)
     Equity in earnings of joint venture                          (675,405)     (686,756)
     Minority interest                                            (200,646)
     Noncash compensation                                            6,500         4,000
     Loss on sale of assets                                         13,729
     Gain on early retirement of debt                              (73,322)     (136,796)
     Other                                                           4,469        (8,649)
     Changes in operating assets and liabilities:
         Accounts receivable                                       134,282       (19,970)
         Inventories                                              (362,439)
         Income taxes receivable                                                 325,100
         Other assets                                             (467,770)
         Accounts payable and accrued expenses                     704,489       (32,758)
                                                               -----------   -----------
              Net cash (used in) provided by operating
                  activities                                      (122,667)      361,291
                                                               -----------   -----------

INVESTING ACTIVITIES:
     Cash acquired in acquisition of Gilpin Ventures, Inc.       1,726,062
     Gilpin Ventures, Inc. acquisition                         (10,000,000)
     Construction and equipment costs of gaming facility       (19,166,121)   (7,691,024)
     Distributions from GHV                                      1,168,407       709,000
     Other                                                          99,186       (35,922)
                                                               -----------   -----------
            Net cash used in investing activities              (26,172,466)   (7,017,946)
                                                               -----------   -----------

FINANCING ACTIVITIES:
     Acquisition of treasury stock and payments upon
         exercise of put option                                                 (137,499)
     Proceeds from exercise of warrants                            846,604
     Proceeds from issuance of convertible debt to
         shareholders                                                          4,500,000
     Minority interest contributions to majority-owned
         subsidiary                                                617,393     3,831,188
     Proceeds from construction loan                            17,339,534
     Proceeds from revolving line of credit                     17,994,651
     Payments on long-term debt and note payable                (3,476,269)   (2,238,901)
     Other                                                         (20,470)
                                                               -----------   -----------
            Net cash provided by financing activities           33,301,444     5,954,788
                                                               -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                 7,006,311      (701,867)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                         1,065,274     4,531,355
                                                               -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 8,071,585   $ 3,829,488
                                                               ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for income taxes                               $   638,306   $   244,776

  Noncash Items:
     Land contributed to majority-owned subsidiary by
         minority interest                                                   $ 1,080,000

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (the Company), was incorporated on January 10, 1991 and is an owner, developer and operator of gaming properties in Black Hawk, Colorado. Through April 23, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture (GHV), which owned the Gilpin Hotel Casino, which the Company developed and has managed since its inception in 1992. On April 24, 1998, the Company acquired for $10 million the 50% interest in GHV and related land that it did not previously own. Additionally, during the second quarter of 1998, the Company completed the development of the casino portion of The Lodge Casino at Black Hawk ("The Lodge"), a $74 million hotel/casino/parking project. The Lodge opened for business on June 24, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at June 30, 1998, and the results of its operations for the three an six months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Gilpin Ventures, Inc. and Native American Management Corp. and its 75% owned subsidiary, Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. Before April 24, 1998, the Company accounted for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHV for all periods presented prior to April 24, 1998.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1997. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Net Income Per Common Share Basic and Diluted ---All prior periods presented in the Consolidated Financial Statements have been retroactively adjusted to reflect the computation of earnings per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This pronouncement became effective for all financial reporting periods ending on or after December 15, 1997. Earnings per common share previously reported were not materially impacted by the application of SFAS 128.

3. GILPIN HOTEL VENTURE

         Condensed results of operations of GHV for the periods ended April 24, 1998 and June 30, 1997, during which GHV was accounted for under the equity method are as follows:

                                    January 1, 1998           Six months        April 1, 1998     Three months
                                    through April             ended June        through           ended June
                                    24, 1998                  30, 1997          April 24, 1998    30, 1997
                                    ---------------           ----------        --------------    ------------
         Revenues                   $9,948,008                $14,361,506       $2,795,593        $7,049,811
         Costs and expenses          8,597,200                 12,987,995        2,464,823         6,513,288
                                    ----------                -----------       ----------        ----------
                  Net income        $1,350,808                $ 1,373,511       $  330,770        $  536,523
                                    ==========                ===========       ==========        ==========

         The Company's equity in earnings of GHV reported in the statements of income does not equal 50% of the above operating results due to the elimination of the Company's 50% interest in management fees and rents charged to GHV.

                 BLACK HAWK GAMING AND DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (CONTINUED)

         On April 24, 1998 the Company acquired the 50% interest in GHV and related land that it did not previously own for $10 million. The purchase price has been initially allocated as follows:

         Cash                                         $   863,000
         Land                                           4,750,000
         Building improvements and equipment            6,575,000
         Other assets                                     822,000
         Goodwill                                         240,000
         Accounts payable and debt                     [3,250,000]
                                                      -----------
                                                      $10,000,000
                                                      ===========

         The costs of the acquisition will be allocated to the assets acquired and the liabilities assumed based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The allocation of the costs of the acquisition is preliminary until the Company obtains final information regarding the fair values of all assets acquired; however, management believes that any adjustment to the amounts allocated above will not have a material effect on the Company's financial position or results of operations. Additionally, the Company will allocate approximately $1,360,000 to Goodwill representing the excess of its investment account before the acquisition over the Company's fifty percent share of GHV's equity.

         The Company borrowed approximately $13,500,000 under a revolving line of credit with Wells Fargo Bank to finance the acquisition and retire a portion of the existing GHV debt. The line of credit provides for maximum borrowings of $20,000,000 and contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence. Additionally, substantially all of the assets of the Gilpin Hotel Venture, Gilpin Ventures, Inc. (GVI) and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The revolving line of credit bears interest at the rate of 75 basis points above the prime rate (approximately 9.5% at June 30, 1998) and beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due.

4. OTHER MATTERS

         Black Hawk / Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado (hereinafter the "Lodge"). On June 24, 1998, the Company opened the casino portion of the Lodge, with approximately 800 slot machines, 20 table games, three restaurants, four bars, and three floors of underground parking for approximately 450 cars. A 50-room hotel facility and an overflow parking garage for approximately 200 additional parking spaces are expected to open in August and September, 1998, respectively.

         The Company is a 75% owner and the manager of the LLC and affiliates of Jacobs own the remaining 25% interest in the LLC. In connection with the formation of the LLC, affiliates of Jacobs provided debt and equity financing to the Company.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (CONTINUED)

         In March 1997, the LLC closed financing, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate based upon the London Interbank rate ("LIBOR") plus 3.5% (approximately 9% at June 30, 1998). Principal payments are due quarterly beginning April 1999.

         As of June 30, 1998, the Company has contributed approximately $23,000,000 (including certain land) to the LLC which represents 75% of the total contributed capital and the Jacobs affiliates have contributed approximately $7,300,000 (including certain land costs) to the LLC which represents the remaining 25% of contributed capital. As of June 30, 1998, the LLC has drawn approximately $30,000,000 from its $40,000,000 construction loan with Wells Fargo Bank. The Company and Diversified are required to maintain their respective pro rata share of any additional capital contributions to the LLC. Jacobs' ownership in the LLC is reflected as a minority interest in the accompanying consolidated balance sheet.

         Oklahoma property --- During 1994, the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe for the purpose of operating a high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City. The Company endeavored to establish a mutually acceptable business arrangement with the Sac and Fox Nation Indian Tribe, however, negotiations did not progress as the Company hoped. The Company closed on the sale of the Oklahoma City property during the first week of August 1998 for a cash sale of $600,000 which amount will recover the Company's cost of the land.

5. CAPITALIZED CONSTRUCTION INTEREST

         Because of construction of the Lodge hotel/casino/parking complex, the Company began capitalizing interest expense during 1996. Capitalized interest through June 30, 1998 totaled approximately $2,282,579 of which $887,515 and $1,400,661 related to the quarter and six months ended June 30, 1998, respectively.

6. PRO FORMA STATEMENTS OF INCOME

         On April 24, 1998, the Company acquired the 50% interest in GHV and related land not it did not previously own. The following unaudited pro forma statements of income of the Company for the six months ended June 30, 1998 and 1997, assume that the acquisition occurred on January 1, 1997 and January 1, 1998, respectively.

         The unaudited pro forma income statements should be read in conjunction with the historical financial statements of the Company and Gilpin Hotel Venture and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997. The unaudited pro forma statements of income are not necessarily indicative of the financial results that would have occurred had the acquisition been consummated on the indicated dates, nor are they necessarily indicative of future financial results. The pro forma statement of income for the six months ended June 30, 1998 includes net revenues of $1,273,000, operating expenses of $539,000, and pre opening costs of $1,492,000 related to the Lodge, which opened for business on June 24, 1998.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (CONTINUED)

6.   PRO FORMA STATEMENTS OF INCOME (CONTINUED)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       1998          1997
                                                                   --------------------------
REVENUE:
         Gaming                                                    $16,303,575    $13,889,223
         Food, Beverage and other                                    1,921,866      1,580,244

                                                                   --------------------------
         Total Gross Revenue                                        18,225,441     15,469,467
              Less Promotional Allownaces                            1,368,904      1,009,182
                                                                   --------------------------
NET REVENUE                                                         16,856,537     14,460,285
                                                                   --------------------------

COSTS AND EXPENSES:
         Casino operations                                           6,586,950      6,381,555
         Food and beverage operations                                1,440,867      1,226,923
         Marketing, general and administrative                       4,392,196      3,478,253
         Preopening costs                                            1,492,158
         Depreciation and amortization                                 794,028        838,867
         Interest                                                                     415,546
                                                                   --------------------------

         Total cost and expenses                                    14,706,199     12,341,144

ADD BACK LOSS ATTRIBUTABLE TO MINORITY INTEREST                        200,646

                                                                   --------------------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                    2,350,984      2,119,141

INCOME TAXES                                                           881,619        794,678

INCOME BEFORE EXTRAORDINARY ITEM                                     1,469,365      1,324,463

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT,
         NET OF RELATED INCOME TAXES                                    46,192         85,771
                                                                   --------------------------

NET INCOME                                                         $ 1,515,557    $ 1,410,234
                                                                   ==========================
EARNINGS PER COMMON SHARE:
            BASIC:
              INCOME BEFORE EXTRAORDINARY ITEM                          $ 0.37         $ 0.50
              EXTRAORDINARY ITEM                                          0.01           0.03
                                                                   --------------------------
              TOTAL BASIC EARNINGS PER SHARE                            $ 0.38         $ 0.53
                                                                   ==========================

            DILUTED:
              INCOME BEFORE EXTRAORDINARY ITEM                          $ 0.35         $ 0.42
              EXTRAORDINARY ITEM                                          0.01           0.03
                                                                   --------------------------
              TOTAL DILUTED EARNINGS PER SHARE                          $ 0.36         $ 0.45
                                                                   ==========================

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING

            BASIC                                                    3,976,130      2,661,050
                                                                   ==========================

            DILUTED                                                  4,241,633      3,136,712
                                                                   ==========================

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                                   (CONTINUED)

         Generally Accepted Accounting Principles (GAAP) require the capitalization of interest during periods of construction. During the six months ended June 30, 1998 and 1997, the Company was required to capitalize certain interest incurred because of construction activities at the Lodge Casino at Black Hawk. The accompanying unaudited pro forma income statements assume that pro forma interest that would have been incurred on the revolving line of credit used to finance the acquisition of GHV and interest on unretired debt of GHV would have been capitalized based on a construction in progress to debt outstanding ratio. Such interest assumed to be capitalized for the six months ended June 30, 1998 and 1997 totaled $163,810 and $336,755 respectively. If such pro forma interest had been expensed instead of being capitalized, pro forma net income (net of related taxes) would have been $1,413,176 or $.36 earnings per basic share and $.33 earnings per diluted share for the six months ended June 30, 1998 and $1,199,762 or $.45 earnings per basic share and $.38 earnings per diluted share for the six months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

INTRODUCTION

         The Company had two significant events during the quarter ended June 30, 1998--the acquisition on April 24, 1998 of the other half of the Gilpin Hotel Casino and related land not previously owned by the Company and the opening of The Lodge Casino at Black Hawk on June 24, 1998--which significantly impacted the financial reporting of the Company. As a result of these two events, the consolidated statements of income for the three and six months ended June 30, 1998 are not comparable to the same periods of 1997. Specifically, the activity of the Gilpin Hotel Casino has been reported under the equity method of accounting for all transactions through April 24, 1998 and through consolidation for all activity beginning after April 23, 1998. Additionally, the accompanying consolidated statements of income reflect the operational activity of The Lodge Casino at Black Hawk beginning on the opening day of the casino (June 24, 1998) through June 30, 1998. Historically, by virtue of the Company's previous 50% ownership of GHV, the Company was required to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company received management fees and rental revenue from the joint venture, equity in earnings of the joint venture accounted for substantially all of the Company's income before income taxes. As a result of the acquisition of GHV, the Company will no longer receive rental income from the ground lease or parking fees or management fees from GHV. However, the Company will as a result of the 100% ownership of GHV and the related consolidation of all of the operations of GHV with those of the Company, receive all of the revenues and expenses of GHV and GHV will no longer incur the related expense of rent from the ground lease, parking or management fees.

         Note 6 to the financial statements presents pro forma income statements for the Company for the six month periods ended June 30, 1998 and 1997 that assume the acquisition of the other half of the Gilpin occurred on January 1, 1998 and 1997.

         Additionally, the financial information for the Gilpin Hotel Casino shown on page 11 compares the actual quarter and six months ended June 30, 1998 operations of the Gilpin Hotel Venture with the comparable periods of the preceding year. Net income for the quarter and six months ended June 30, has been adjusted to eliminate expenses which are no longer applicable since the acquisition of the other half of the Gilpin Hotel Venture.

         Results of Operations - Black Hawk Gaming & Development Company, Inc.

         The Company reported net income of $854,372 for the six months ended June 30, 1998 compared to $912,850 for the same period in 1997. Net income for the quarters ended June 30, 1998 and 1997 was $449,012 and $452,900, respectively. The slight decrease in net income resulted from the impact of $1,492,158 and $1,355,485 of pre opening costs for the Lodge in the six and three month period ended June 30, 1998 which was almost entirely offset by the additional 50% of operating results from the Gilpin Hotel Casino beginning April 24, 1998 (net of the related decrease in equity in earnings of GHV) and the results of operations of the Lodge beginning June 24, 1998 (net of the related minority interest in the Lodge).

         The significant increases in revenues and costs and expenses in the 1998 periods compared to the 1997 periods are directly a result of consolidation of the Gilpin Hotel Casino and the opening of the Lodge.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         Included in the consolidated statements of income for the three and six months ended June 30, 1998 is a $46,192 extraordinary gain realized from the early retirement of debt. This amount reflects the after tax benefit of the early retirement of debt resulting from the acquisition and consolidation of debt related to the acquisition of the Gilpin Hotel Venture.

         Basic and fully diluted earnings per share for the 1998 periods were less than that of the prior periods primarily because of an increase in the weighted average common shares outstanding and pre-opening costs incurred at the Lodge.

         Results of Operations--Gilpin Hotel Casino

         The financial information of the Gilpin Hotel Casino shown on the following page compares the quarter and six months ended June 30, 1998 operations of the Gilpin Hotel Venture with the comparable period of the preceding year and as adjusted for expenses of contracts cancelled post acquisiton. Following the table is a discussion and analysis of the operations of the Gilpin Hotel Casino for the periods shown.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITIONS AND RESULTS
                            OF OPERATIONS (CONTINUED)
GILPIN HOTEL CASINO

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                           1998        1997                 1998          1997
                                                       -----------------------          --------------------------
REVENUES:
   Casino                                              $ 7,294,469 $ 6,806,559          $ 15,060,575  $ 13,889,223
   Food and Beverage                                       856,499     750,220             1,774,662     1,481,465
                                                       -----------------------          --------------------------

          Total revenues                                 8,150,968   7,556,779            16,835,237    15,370,688

Promotional allowances                                     621,585     506,968             1,289,343     1,009,182
                                                       -----------------------          --------------------------

          Net revenues                                   7,529,383   7,049,811            15,545,894    14,361,506

COSTS AND EXPENSES:
   Casino operations                                     2,809,315   3,216,860             6,333,847     6,381,555
   Cost of food and beverage sales                         102,443     107,592               212,308       218,223
   Food and beverage operations                            524,654     512,441             1,119,353     1,008,700
   Marketing, general and administrative                 2,173,002   2,206,692             4,440,024     4,437,854
   Depreciation and amortization                           345,148     337,960               637,910       670,532
   Interest                                                 46,707     131,743               163,810       271,131
                                                       -----------------------          --------------------------

          Total costs and expenses                       6,001,269   6,513,288            12,907,252    12,987,995
                                                       -----------------------          --------------------------

EXTRAORDINARY ITEMS:
   Gain on early retirement of debt                         73,322                            73,322
                                                       -----------------------          --------------------------

NET INCOME                                               1,601,436     536,523             2,711,964     1,373,511
                                                       -----------------------          --------------------------

PRO FORMA ADJUSTMENTS FOR EXPENSES
OF CONTRACTS CANCELLED POST - ACQUISITION
   Management fees                                          51,100     145,106               276,634       324,152
   Parking rent                                             11,470     150,000                99,444       300,000
   Land rent                                               118,720     429,332               617,384       879,484

                                                       -----------------------          --------------------------
          PRO FORMA NET INCOME                         $ 1,782,726 $ 1,260,961           $ 3,705,426   $ 2,877,147
                                                       =======================          ==========================

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         During the six months ended June 30, 1998, GHV's total revenues increased by $1,464,000 or 10%. However, when reduced by an increase in promotional allowances of $280,000 or 28%, net revenues realized an increase of $1,184,000 or 8%. Total costs and expenses of GHV decreased by $81,000 or 1%. The net result is an increase in the net income of GHV of $1,265,000 or 92% before extraordinary items and an increase of $1,338,000 or 97% after extraordinary items. However, a more meaningful comparison can be reached when the statements of income for the six months ended June 30, 1997 and 1998 are adjusted for management fees, parking and rent that would not have been incurred during 1997 and 1998 had the Company entered into the transaction to acquire the other half of the Gilpin on January 1,1997. After giving effect to these adjustments net income would have been increased by $828,279 or 28%.

         Casino revenues increased by $1,171,000 and food and beverage revenues increased by $293,000. Management attributes the increase in casino revenues to the success of the ongoing plan to target market to the slot player club of the Gilpin, the continuing breakfast promotion and the overall increase in customer traffic through the casino resulting from the completion of the Business Improvement District (BID) project for the full six months of 1998 as compared to 1997 when the BID project was still in process and traffic was inhibited from entering the Casino.

         The income statement of GHV includes classification of costs and expenses by operating departments. When the operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $80,700 include, increases in food and beverage cost of sales and food and beverage operations of $105,000 or 9%; marketing, general and administrative expenses and depreciation and amortization remained relatively consistent between the six month periods while interest expense declined by $107,300 due to the capitalization of interest cost at the Gilpin Hotel Venture level resulting from the construction of the Lodge and the parking garage.

         A large part of GHV's success has been attributed to its on site parking. During 1997 and into 1998, management increased dollars spent on busing programs in order to compensate for the expected reduction in parking availability due to the ongoing Lodge construction as well as the construction of the upstream parking garage for the benefit of the Lodge and the Gilpin. When the upstream parking garage for the Lodge is fully completed (presently anticipated to be early September 1998), the total parking availability for GHV will approximate 225 cars and total parking for the Lodge will approximate 640 cars. Additionally, with the completion of the Business Improvement District's redesign and upgrade of Main Street in the City of Black Hawk and the related infrastructure improvements, GHV has gained a permanent bus stop, which is located directly in front of GHV.

         It is management's present plan to continue focusing and target marketing to the existing customer base of GHV and to attempt to increase the repeat business of new customers. Additionally, the Company is working to enhance the product offered at the Gilpin in order to provide customers with a user-friendly gaming environment coupled with the newest in gaming technology. In the opinion of management, the mild weather, the temporary decline in the number of available gaming devices in the City of Black Hawk as well as the marketing strategies discussed above have allowed GHV to remain competitive when compared to the comparable six months of 1997. However, until the GHV parking garage is completed, parking for GHV will continue to be limited.

         In the opinion of management, GHV's operations for the six months ended June 30, 1998, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (which is the difference between amounts wagered by customers and payments to customers) averages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

for gaming devices (slot machines and table games) remains in excess of the overall gaming AGP averages for the state and the city of Black Hawk.

         The Lodge

         The Lodge Casino at Black Hawk opened on June 24, 1998 and therefore, there are no comparisons to the prior periods presented. The current consolidated statements of income for the six months ended June 30, 1998 contain only six and one-half days of operations of the Lodge, and accordingly no meaningful analysis can be made. The Company opened the casino portion of the project, with approximately 800 slot machines, 20 table games, 3 restaurants, 4 bars, and three floors of underground parking for approximately 450 cars. A 50-room hotel facility and an overflow-parking garage for approximately 225 additional parking spaces are expected to open in August and September 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was $123,000 in the six months of 1998 versus net cash provided by operating activities of $361,000 in the first six months of 1997. The principal reason for the decrease in cash provided by operating activities is due to expenditure of $1,492,158 on non recurring preopening costs of the Lodge and collection of an income tax refund in 1997 with no comparable collection in 1998. As a result of the completion of the acquisition of the other half of GHV, the Company's cash flow from operating activities will include the operations of the GHV. The Company has previously reported the cash flow from GHV when it receives distributions as cash from investing activities, however in the future these amounts will be reported as cash generated from operating activities.

         Net cash used in investing activities for the six months ended June 30, 1998 was $26,173,000 and was the result of payments of project development costs associated with the Lodge of $19,166,000, the acquisition of GVI for $10,000,000, offset by cash on GHV books as of the date of acquisition of the GVI buyout of $1,726,000, distributions from GHV of $1,168,400 and other investing activities of $99,000. Net cash used in investing activities for the first six months of 1997 was $7,018,000 and was primarily the result of: payments for project development costs associated with the Lodge totaling $7,691,000 and other miscellaneous payments of approximately $36,000. These expenditures were offset by distributions from GHV of $709,000.

         The net cash provided by financing activities during the six months ended June 30, 1998 was $33,301,400 and was the result of draws against the Lodge's construction loan of $17,339,500, draws against GHV's line of credit of $17,994,700, minority interest contributions of $617,000, proceeds from the exercise of warrants of $847,000 offset by debt payments of $3,476,000 and other net financing activities of $20,500. The net cash provided by financing activities during the first six months of 1997 amounted to $5,954,788 and principally was the result of proceeds from the issuance of convertible debt to Jacobs Entertainment, Inc. totaling $4,500,000 and minority interest contributions totaling $3,831,188. These increases are offset by the acquisition of common stock "put" to the Company totaling $137,499 and payments on long-term debt aggregating $2,238,901.

         During 1998 the Company's principal sources of cash flow consisted of distributions from GHV, cash generated from its rental and management operations, minority interest contributions to the Company's majority owned subsidiary, the construction loan and the revolving line of credit with Wells Fargo Bank. As of June 30, 1998 the Company has working capital of approximately $2,975,000 (after eliminating accrued expenses of the LLC of $5,079,500 to be financed under the Wells Fargo Bank credit facility) as compared to $509,000 at December 31, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         As discussed previously, on April 24, 1998 the Company completed the acquisition of Gilpin Ventures, Inc. (GVI), the Company's joint venture partner in GHV and acquired the other half of the Gilpin Hotel Venture. The financial terms consisted of the acquisition of all of the outstanding shares of Gilpin Ventures, Inc. for $5,000,000; a payment of $250,000 to an affiliate of GVI at closing for termination of a consulting agreement and the purchase of an undivided 50% interest in the land underlying the GHV Casino and in certain parcels across Main Street from the Casino for $4,750,000.

         In order to complete the acquisitions discussed above, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Some of the more important terms of the Credit Agreement are:
(i) the facility is a five year reducing revolving line of credit in the amount of $20 million (approximately $13.5 million was drawn at closing to fund the acquisitions described above and to pay existing mortgage debt against the property purchased); (ii) the available balance of the facility will be used to pay certain equipment debt, to pay for the third story of a parking garage under construction across Main Street from the Gilpin Hotel Casino, and as discussed above, with the balance (estimated to approximate $1,000,000) for working capital; (iii) the facility bears interest at the rate of 75 basis points above the prime rate (approximately 9.5% at June 30, 1998); (iv) beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due;
(v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and
(vi) substantially all of the assets of the Gilpin Hotel Venture, GVI and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         The Company believes its current working capital position coupled with the increased profits and realization of certain economies of scale, which may result from the acquisition of the other half of GHV as well as the remaining balance on the revolving line of credit after paying of additional Lodge capital contributions and GHV garage construction costs, will be sufficient to meet the Company's short-term cash requirements which are operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both. The members of the LLC have contributed approximately $31 million to the LLC and the LLC's credit facility is $40 million of which approximately $30 million has been drawn through June 30, 1998. The Company believes it will cover its remaining share of the total projected cost of The Lodge Casino and start-up costs with the balance of the LLC's credit facility, current working capital, funds from operation of the Gilpin Hotel Casino and with a portion of the new credit facility discussed above.

YEAR 2000 ISSUE

         During 1997 the company began assessing the impact of the so-called "Year 2000" Issue on its operations as well as the existing operations of the GHV. The "Year 2000" Issue potentially affects virtually all companies and organizations. Specifically, the Year 2000 Issue is the result of many existing computer programs using only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the change in the upcoming century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. The company has been studying the problem and uncertainties associated with the consequences of the Year 2000 Issue on its overall future operations. The Company continues to evaluate whether its preliminary conclusions are correct, and is coordinating with other entities with which the company interacts electronically, including suppliers, customers and creditors

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)



to ensure their compliance (or lack thereof) will not have an impact on the Company's future operations. While the financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow, the Company has developed an in-house plan to address the issue. The in-house plan was presented to the Board of Directors at the quarterly meeting in December 1997 and March 1998. The team for the plan is responsible for the implementation of the plan and reports to the Board on a quarterly basis until December 1998 and on a monthly basis thereafter until the plan is completed.

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

Item 2.  Changes in Securities

                  None
Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of  Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  ( a )    Exhibits:
                           No.              Description
                           ---------        -----------
                           27               Financial Data Schedule

                  ( b )    Reports on Form 8-K
                           (1)  January 6, 1998, reporting under Item 2
                                The signing of agreements to acquire assets and land related to GHV
                           (2)  April 24, 1998, reporting under Item 2
                                The closing of the transactions reported in the January 6, 1998, Report on Form 8-K.
                           (3)  June 1, 1998, reporting under Item 7
                                The reporting of pro-forma financial statements related to the acquisition of the transaction reported in the April 24, 1998 Form 8-K.
                           (4)  July 24, 1998, reporting under Item 5
                                Disclosure of the filing for a gaming
                                application in St. Croix, USVI

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Black Hawk Gaming & Development Company, Inc.
                                 Registrant



Date: August 10, 1998    By: /s/ Jeffrey P. Jacobs
                            ------------------------------------------------
                            Jeffrey P. Jacobs, Chairman of the Board
                            of Directors and Chief Executive Officer


                            /s/ Stephen R. Roark
                            ------------------------------------------------
                            Stephen R. Roark, President and Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibit No.              Description
         -----------              -----------

             27              Financial Data Schedule