Form 10-Q
period 1998-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1998-11-12
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


  x         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   September  30, 1998
                                 -------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
------                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    0-21736
                           -------

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Colorado                                   84 -1158484
   -------------------------------                      -----------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification No.)

   P.O. Box S
   240 Main Street
   Black Hawk, Colorado                                     80422
   ---------------------------                            ---------
   (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (303) 582-1117
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                            4,054,698 shares
------------                            ----------------
Class                                   Outstanding as of November 12, 1998

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1998


PART I.  FINANCIAL INFORMATION                                              PAGE NO.
                                                                            --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1998
                  and December 31, 1997                                        1

                  Consolidated Statements of Income for the three and
                  nine months ended September 30, 1998 and 1997                2

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 1998 and 1997                     3

                  Notes to Consolidated Financial Statements                   4-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8-15

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                            15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                            16

         Item 2.  Changes in Securities                                        16

         Item 3.  Defaults Upon Senior Securities                              16

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                             16

         Item 5.  Other Information                                            16

         Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                     17

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.              FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------


ASSETS                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997
                                                                              -------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                                                  $  11,236,981     $  1,065,274
   Accounts receivable:
        Gilpin Hotel Venture                                                                          96,076
        Other                                                                        80,659           15,032
   Inventories                                                                      451,486
   Prepaid expenses and other                                                       609,721
   Deferred tax asset                                                                90,661           90,661
                                                                              -------------     ------------
             Total current assets                                                12,469,508        1,267,043
                                                                              -------------     ------------

INVESTMENTS:
   Gilpin Hotel Venture                                                                            4,384,648
   St. Croix                                                                        521,461

GAMING FACILITIES:

   Land                                                                          16,085,092       11,292,795
                                                                              -------------     ------------

   Building and improvements                                                     56,027,287
   Equipment                                                                     13,600,406
   Accumulated depreciation                                                      (5,585,372)
   Project development costs                                                                      31,534,512
                                                                              -------------     ------------
             Total gaming facilities                                             64,042,321       31,534,512

GOODWILL, NET                                                                     2,844,182

OTHER ASSETS                                                                      1,950,947          766,187

DEFERRED TAX ASSET                                                                  453,345           58,345
                                                                              -------------     ------------

                                                                              $  98,366,856     $ 49,303,530
                                                                              =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                      $   6,877,701     $    253,898
   Income taxes payable                                                           1,304,554          203,461
   Current portion of long-term debt                                              3,012,970          300,438
                                                                              -------------     ------------
             Total current liabilities                                           11,195,225          757,797
                                                                              -------------     ------------
NON CURRENT LIABILITIES

   Revolving line of credit                                                      14,118,481
   Building costs payable                                                         1,538,310        2,352,435
   Construction loan                                                             33,486,841       12,897,174
                                                                              -------------     ------------
             Total noncurrent liabilities                                        49,143,632       15,249,609

                                                                              -------------     ------------
             Total liabilities                                                   60,338,857       16,007,406
                                                                              -------------     ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                 7,717,164        6,704,688
                                                                              -------------     ------------

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
      4,054,698 and 3,947,496 shares issued and outstanding, respectively             4,055            3,947
   Additional paid-in capital                                                    18,033,601       17,194,575
   Retained earnings                                                             12,273,179        9,392,914
                                                                              -------------     ------------

             Total stockholders' equity                                          30,310,835       26,591,436
                                                                              -------------     ------------

                                                                              $  98,366,856     $ 49,303,530
                                                                              =============     ============


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------



                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                                           1998          1997              1998         1997
                                                                       ------------  ------------      ------------  ------------
REVENUE:
    Casino                                                             $ 21,296,238  $                 $ 27,961,421  $
    Food and beverage                                                     2,514,346                       3,271,345
    Hotel                                                                   121,458                         121,458
    Gilpin Hotel Venture:
        Management fees                                                                   100,080           138,317       262,156
        Rental income                                                                     119,879           154,346       339,750
        Parking lot operation                                                              75,000            49,722       225,000
    Other                                                                   197,483        22,942           234,973       121,721
                                                                       ------------  ------------      ------------  ------------

       Total revenue                                                     24,129,525       317,901        31,931,582       948,627

    Promotional Allowances                                                1,687,786                       2,238,928
                                                                       ------------  ------------      ------------  ------------

       Net revenue                                                       22,441,739       317,901        29,692,654       948,627
                                                                       ------------  ------------      ------------  ------------

COSTS AND EXPENSES:
    Casino operations                                                     7,912,656                      10,118,511
    Cost of food and beverage operations                                  2,356,345                       2,925,866
    Hotel                                                                   152,866                         157,875
    Marketing, general and administrative                                 5,903,411       304,624         8,478,024       874,247
    Depreciation and amortization                                           995,231                       1,310,307
    Interest                                                              1,216,390                       1,230,457
    Pre-opening costs                                                        77,217                       1,569,376
                                                                       ------------  ------------      ------------  ------------

       Total  costs and expenses                                         18,614,116       304,624        25,790,416       874,247
                                                                       ------------  ------------      ------------  ------------

EQUITY IN EARNINGS OF GILPIN HOTEL VENTURE                                                775,187         1,017,789     1,993,889

LESS MINORITY INTEREST                                                      595,729                         395,083
                                                                       ------------  ------------      ------------  ------------

INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM                          3,231,894       788,464         4,524,944     2,068,269

INCOME TAXES                                                             (1,206,000)     (306,250)       (1,690,870)     (758,975)
                                                                       ------------  ------------      ------------  ------------

INCOME BEFORE EXTRAORDINARY ITEM                                          2,025,894       482,214         2,834,074     1,309,294

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT, NET OF INCOME TAXES                                           46,192        85,771
                                                                       ------------  ------------      ------------  ------------

NET INCOME                                                             $  2,025,894  $    482,214      $  2,880,266  $  1,395,065
                                                                       ============  ============      ============  ============

EARNINGS PER SHARE:

       BASIC:
            INCOME BEFORE EXTRAORDINARY ITEM                           $       0.50  $       0.18      $       0.71  $       0.49
            EXTRAORDINARY ITEM                                                   --            --              0.01          0.03
                                                                       ------------  ------------      ------------  ------------
            NET INCOME                                                 $       0.50  $       0.18      $       0.72  $       0.52
                                                                       ============  ============      ============  ============

       DILUTED:
            INCOME BEFORE EXTRAORDINARY ITEM                           $       0.47  $       0.12      $       0.67  $       0.39
            EXTRAORDINARY ITEM                                                   --            --              0.01          0.02
                                                                       ------------  ------------      ------------  ------------
            NET INCOME                                                 $       0.47  $       0.12      $       0.68  $       0.41
                                                                       ============  ============      ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
       BASIC                                                              4,054,423     2,660,318         4,002,227     2,660,806

       Dilutive effect of outstanding:
              Convertible debt                                                          1,198,412                         716,579
              Options                                                       285,915        41,729           248,200
              Warrants                                                                                       10,659
                                                                       ------------  ------------      ------------  ------------

       DILUTED                                                            4,340,338     3,900,459         4,261,086     3,377,385
                                                                       ============  ============      ============  ============

ITEM 1.         FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
--------------------------------------------------------------------------------

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                    1998              1997
                                                                                ------------      ------------
OPERATING ACTIVITIES:
     Net Income                                                                 $  2,880,266      $  1,395,065
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                 1,310,307             6,403
     Deferred taxes                                                                 (395,000)
     Equity in earnings of joint venture                                            (675,405)       (1,166,984)
     Minority interest                                                               395,083
     Noncash compensation                                                             13,000             6,500
     Loss on sale of assets                                                           14,260
     Gain on early retirement of debt                                                (73,322)         (136,796)
     Gain on sale of Oklahoma land                                                   (14,280)
     Other                                                                             6,362
     Changes in operating assets and liabilities:
        Accounts receivable                                                          491,824           (49,823)
        Inventories                                                                 (281,023)
        Income taxes receivable                                                                        325,100
        Other assets                                                                (704,290)         (105,678)
        Accounts payable and accrued expenses                                        604,648           136,264
                                                                                ------------      ------------
             Net cash provided by operating activities                             3,572,430           410,051
                                                                                ------------      ------------

INVESTING ACTIVITIES:
     Cash acquired in acquisition of Gilpin Ventures, Inc.                         1,726,062
     Proceeds from sale of Oklahoma land                                             600,000
     Gilpin Ventures, Inc. acquisition                                           (10,000,000)
     Construction and equipment costs of gaming facility                         (20,536,129)      (16,124,804)
     Distributions from GHV                                                        1,168,407           959,000
     St. Croix                                                                      (521,461)
     Other                                                                            99,486          (151,762)
                                                                                ------------      ------------
           Net cash used in investing activities                                 (27,463,635)      (15,317,566)
                                                                                ------------      ------------

FINANCING ACTIVITIES:
     Acquisition of treasury stock and payments upon exercise of put option                           (137,499)
     Proceeds from exercise of warrants                                              846,604
     Proceeds from issuance of convertible debt to shareholders                                      5,250,000
     Proceeds from issuance of debt to shareholders                                                    700,000
     Minority interest contributions to majority-owned subsidiary                    617,393         3,831,188
     Proceeds from construction loan                                              22,957,981
     Proceeds from revolving line of credit                                       17,994,651         4,342,000
     Payments on long-term debt and note payable                                  (8,333,247)       (2,238,901)
     Other                                                                           (20,470)
                                                                                ------------      ------------
           Net cash provided by financing activities                              34,062,912        11,746,788
                                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                  10,171,707        (3,160,727)

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                           1,065,274         4,531,355
                                                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 11,236,981      $  1,370,628
                                                                                ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest, net of amounts capitalized                        $    543,515
      Cash paid for income taxes                                                $  1,021,772      $    244,776

  Noncash Items:
     and contributed to majority-owned subsidiary by minority interest                            $  1,080,000

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. (the Company), was incorporated on January 10, 1991 and is an owner, developer and operator of gaming properties in Black Hawk, Colorado. Through April 23, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture (GHV), which owned the Gilpin Hotel Casino, which the Company developed and has managed since its inception in 1992. On April 24, 1998, the Company acquired the 50% interest in GHV and related land that it did not previously own for $10 million. During the second quarter of 1998, the Company completed the development of the casino portion of The Lodge Casino at Black Hawk ("The Lodge") and was open for business on June 24,1998. On August 17th, 1998 the hotel portion of the project opened and on November 6, 1998 the parking garage opened. The total cost of the hotel/casino/parking project was approximately $74 million.

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at September 30, 1998 and the results of its operations for the three and nine months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Gilpin Ventures, Inc. and Native American Management Corp. and its 75% owned subsidiary, Black Hawk / Jacobs Entertainment, LLC. All significant intercompany transactions and balances have been eliminated in consolidation. Before April 24, 1998, the Company accounted for its investment in GHV under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHV for all periods presented prior to April 24, 1998.

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

RECLASSIFICATIONS - Certain reclassifications have been made in the 1997 financial statements to conform to the classifications used in 1998.

3. GILPIN HOTEL VENTURE

         Condensed results of operations of GHV for the periods ended April 24, 1998 and September 30, 1997, during which GHV was accounted for under the equity method are as follows:

                                       1/01/98       Nine months
                                       through          ended
                                       4/23/98         9/30/97
                                     -----------     -----------
              Revenues               $ 9,948,008     $22,175,471
              Costs and expenses       8,597,200      19,841,503
                                     -----------     -----------
              Net income             $ 1,350,808     $ 2,333,968
                                     ===========     ===========

         The Company's equity in earnings of GHV reported in the statements of income does not equal 50% of the above operating results due to the elimination of the Company's 50% interest in management fees and rents charged to GHV.

                  BLACKHAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (CONTINUED)

         On April 24, 1998 the Company acquired the 50% interest in GHV and related land that it did not previously own for $10 million. The Company borrowed approximately $13,500,000 under a revolving line of credit with Wells Fargo Bank to finance the acquisition and retire a portion of the existing GHV debt. The line of credit provides for maximum borrowings of $20,000,000 and contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence. Additionally, substantially all of the assets of the Gilpin Hotel Venture, Gilpin Ventures, Inc. (GVI) and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The revolving line of credit bears interest at the rate of 75 basis points above the prime rate (approximately 8.5% at September 30, 1998) and beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due.

4. OTHER MATTERS

         Black Hawk / Jacobs Entertainment, LLC (the "LLC") --- During 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio to develop a major hotel/casino/parking complex in Black Hawk, Colorado (hereinafter the "Lodge"). On June 24, 1998, the Company opened the casino portion of The Lodge, with approximately 800 slot machines, 20 table games, three restaurants, four bars, and three floors of underground parking for approximately 400 cars. A 50-room hotel facility and an overflow parking garage for approximately 225 additional parking spaces opened in mid August and during the first week of November, 1998, respectively.

         The Company is a 75% owner and co-manager of the LLC and affiliates of Jacobs own the remaining 25% interest in the LLC. In connection with the formation of the LLC, affiliates of Jacobs provided debt and equity financing to the Company.

         In March 1997, the LLC closed financing, with Wells Fargo Bank for a $40,000,000 construction loan. The loan has a five year term, with a variable interest rate based upon the London Interbank Rate ("LIBOR") plus 3.5% (approximately 9% at September 30, 1998). Principal payments are due quarterly beginning April 1999.

         As of September 30, 1998, the Company has contributed approximately $21,966,244 (including certain land) to the LLC which represents 75% of the total contributed capital and the Jacobs affiliates have contributed approximately $7,322,081 (including certain land costs) to the LLC which represents the remaining 25% of contributed capital. As of September 30, 1998, the LLC has drawn approximately $36,000,000 from its $40,000,000 construction loan with Wells Fargo Bank. The Company and Jacobs are required to maintain their respective pro rata share of any additional capital contributions to the LLC. Jacobs' ownership in the LLC is reflected as a minority interest in the accompanying consolidated financial statements.

         Oklahoma property --- During 1994, the Company acquired a 27,000 square foot parcel of land in downtown Oklahoma City with the intent of placing the land into tribal trust for the benefit of the Sac and Fox Nation Indian Tribe for the purpose of operating a high stakes Indian bingo hall, in a re-development area of downtown Oklahoma City. The Company endeavored to establish a mutually acceptable business arrangement with the Sac and Fox Nation Indian Tribe, however, negotiations did not progress as the Company hoped. The Company sold the Oklahoma City property during the first week of August 1998 for cash of $600,000, which recovered the Company's investment in the project and the cost of the land.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (CONTINUED)

5. CAPITALIZED CONSTRUCTION INTEREST

         The Company began capitalizing interest expense during 1996, due to the construction of The Lodge hotel/casino/parking complex. Capitalized interest through September 30, 1998 totaled approximately $2,280,000. During the third quarter of 1998, there was no capitalized interest, since the project was completed, all interest incurred in the third quarter was expensed.

6. PRO FORMA STATEMENTS OF INCOME

         On April 24, 1998, the Company acquired the 50% interest in GHV and related land it did not previously own. The following unaudited pro forma statements of income of the Company for the nine months ended September 30, 1998 and 1997, assume that the acquisition occurred on January 1, 1997 and January 1, 1998, respectively.

         The unaudited pro forma income statements should be read in conjunction with the historical financial statements of the Company and Gilpin Hotel Venture and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K, for the year ended December 31, 1997. The unaudited pro forma statements of income are not necessarily indicative of the financial results that would have occurred had the acquisition been consummated on the indicated dates, nor are they necessarily indicative of future financial results. The pro forma statement of income for the nine months ended September 30, 1998, also includes net revenues of $16,326,000, operating expenses of $13,798,000 and pre-opening costs of $1,569,000; which amounts are attributable to the Company and its majority owned subsidiary The Lodge which opened for business on June 24, 1998.

         Generally Accepted Accounting Principles (GAAP) require the capitalization of interest during periods of construction. During the nine months ended September 30, 1998 and 1997, the Company was required to capitalize certain interest incurred because of construction activities at The Lodge Casino at Black Hawk. The accompanying unaudited pro forma income statements assume that pro forma interest that would have been incurred on the revolving line of credit used to finance the acquisition of GHV and interest on unretired debt of GHV would have been capitalized based on a "construction in progress to debt outstanding" ratio. Such interest assumed to be capitalized for the nine months ended September 30, 1998 and 1997 totaled $163,810 and $602,706 respectively. If such pro forma interest had been expensed instead of being capitalized, pro forma net income (net of related taxes) would have been $3,483,400 or $.87 earnings per basic share and $.81 earnings per diluted share for the nine months ended September 30, 1998 and $1,944,158 or $.73 earnings per basic share and $.58 earnings per diluted share for the nine months ended September 30, 1997.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (CONTINUED)

6.   PRO FORMA STATEMENTS OF INCOME (CONTINUED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1998             1997
                                                      -----------     -----------
REVENUE:

         GAMING                                       $37,599,814     $21,426,796
         FOOD, BEVERAGE AND OTHER                       4,633,695       2,478,643
         HOTEL                                            121,458
                                                      -----------     -----------
         TOTAL GROSS REVENUE                           42,354,967      23,905,439
              LESS PROMOTIONAL ALLOWANCES               3,056,689       1,608,247
                                                      -----------     -----------
NET REVENUE                                            39,298,278      22,297,192
                                                      -----------     -----------
COSTS AND EXPENSES:
         CASINO OPERATIONS                             14,499,603       9,791,124
         FOOD AND BEVERAGE OPERATIONS                   3,797,212       1,894,553
         HOTEL                                            157,875
         MARKETING, GENERAL AND ADMINISTRATIVE         10,216,270       5,241,060
         PREOPENING COSTS                               1,569,376
         DEPRECIATION AND AMORTIZATION                  1,789,259       1,268,587
         INTEREST                                       1,210,257         525,744
                                                      -----------     -----------
         TOTAL COST AND EXPENSES                       33,239,852      18,721,068

LESS MINORITY INTEREST                                    395,083
                                                      -----------     -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       5,663,343       3,576,124

INCOME TAXES                                            2,123,753       1,341,047
                                                      -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM                        3,539,590       2,235,077

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT,
         NET OF RELATED INCOME TAXES                       46,192          85,771
                                                      -----------     -----------
NET INCOME                                            $ 3,585,782     $ 2,320,848
                                                      ===========     ===========
EARNINGS PER COMMON SHARE:

            BASIC:
              INCOME BEFORE EXTRAORDINARY ITEM        $      0.89     $      0.84
              EXTRAORDINARY ITEM                             0.01            0.03
                                                      -----------     -----------
              TOTAL BASIC EARNINGS PER SHARE          $      0.90     $      0.87
                                                      ===========     ===========
            DILUTED:
              INCOME BEFORE EXTRAORDINARY ITEM        $      0.83     $      0.66
              EXTRAORDINARY ITEM                             0.01            0.03
                                                      -----------     -----------
              TOTAL DILUTED EARNINGS PER SHARE        $      0.84     $      0.69
                                                      ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING

            BASIC                                       4,002,227       2,660,806
                                                      ===========     ===========

            DILUTED                                     4,261,086       3,377,385
                                                      ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

INTRODUCTION

         The Company had two significant events during the nine months ended September 30, 1998: 1) the acquisition on April 24, 1998 of the other half of the Gilpin Hotel Casino and related land not previously owned by the Company and
2) the opening of The Lodge Casino on June 24, 1998; both of which significantly impacted the financial reporting of the Company. As a result of these two events, the consolidated statements of income for the three and nine months ended September 30, 1998 are not comparable to the same periods of 1997. Specifically, the activity of the Gilpin Hotel Casino has been reported under the equity method of accounting through April 23, 1998 and by consolidation for all activity after April 23, 1998. Additionally, the accompanying consolidated statements of income reflect the operational activity of The Lodge Casino beginning on the opening day of the casino (June 24, 1998) through September 30, 1998. Historically, by virtue of the Company's previous 50% ownership of GHV, the Company was required to record its share of the net earnings of GHV, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company received management fees and rental revenue from the joint venture, equity in earnings of the joint venture accounted for substantially all of the Company's income before income taxes. As a result of the acquisition of GHV, the Company will no longer receive rental income from the ground lease or parking fees or management fees from GHV. However, as a result of the 100% ownership of GHV, the Company will consolidate all of the operations of GHV and thereby receive all of the revenues and expenses of GHV and GHV will no longer incur the related expense of rent from the ground lease, parking or management fees.

         Note 6 to the financial statements presents unaudited pro forma income statements of the Company for the nine month periods ended September 30, 1998 and 1997 which reflect as though the acquisition of the other half of the Gilpin Hotel Casino occurred on January 1, 1998 and 1997.

         Additionally, the financial information for the Gilpin Hotel Casino shown on page 10 compares the actual quarter and nine months ended September 30, 1998 operations of the Gilpin Hotel Venture with the comparable periods of the preceding year. The net income for the quarter ended September 30, 1997 and nine months ended September 30, 1998 and 1997, have been adjusted to eliminate expenses of contracts that were cancelled upon the acquisition of the other half of the Gilpin Hotel Venture.

         RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

         The Company reported net income of $2,880,266 for the nine months ended September 30, 1998 compared to $1,395,065 for the same period in 1997. Net income for the quarters ended September 30, 1998 and 1997 was $2,025,894 and $482,214, respectively. The increase in net income for the nine months and three months ended September 30, 1998 over the comparable period of 1997 is the result of the impact of The Lodge operations (net of the related minority interest) which commenced operations on June 24, 1998, and the additional 50% of operating results from the Gilpin Hotel Casino beginning April 24, 1998 (net of the related decrease in equity in earnings of GHV).

         The significant increases in revenues and costs and expenses in the 1998 periods compared to the 1997 periods are directly a result of consolidation of the Gilpin Hotel Casino and the opening of The Lodge.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS-BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC. (CONTINUED)

         Included in the consolidated statements of income for the three and nine months ended September 30, 1998 is a $46,192 extraordinary gain realized from the early retirement of debt. This amount reflects the after tax benefit of the early retirement of debt resulting from the acquisition and consolidation of debt related to the acquisition of the Gilpin Hotel Venture.

         RESULTS OF OPERATIONS--THE LODGE

         The Lodge Casino at Black Hawk opened on June 24, 1998 and therefore, there are no comparisons to the prior periods presented and the current consolidated statements of income for the nine months ended September 30, 1998 contain operating results of The Lodge from June 24, 1998.

         The Company opened the casino portion of The Lodge, with approximately 800 slot machines, 20 table games, 3 restaurants, 4 bars, and three floors of underground parking for approximately 400 cars. A 50-room hotel facility and an overflow parking garage for approximately 225 additional parking spaces opened mid August and the first week of November, 1998, respectively.

         During the nine months ended September 30, 1998, The Lodge's total revenues were $17,426,000. However, when reduced by promotional allowances of $1,166,000, net revenues were $16,260,000. The Lodge's total costs and expenses were $14,680,000 which results in net income of $1,580,000, (before elimination of minority interest and inter-company transactions).

         The Lodge Casino's revenues by operating department for the nine months ended September 30, 1998 were as follows: Casino operations of $15,348,000 or 94% of net revenues, Food and Beverage operations of $621,000 or 4% (net of promotional allowances of $1,166,000) and Hotel operations of $121,000 or 1%, and other revenue of $170,000 or 1%.

         The Lodge Casino's total costs and expenses were $14,680,000 or 90% of net revenue for the nine months ended September 30, 1998. Costs and expenses by operating department before elimination of inter-company transactions were as follows: Casino operations of $6,210,000 or 42%; food and beverage operations of $1,844,000 or 13%; hotel operations of $158,000 or 1%; marketing, general and administrative expenses of $3,409,000 or 23%; depreciation and amortization of $662,000 or 5%; interest expense of $778,000 or 5%; and pre-opening costs of $1,619,000 or 11%.

         During the three months ended September 30, 1998, The Lodge's total revenues were $16,067,000. However, when reduced by promotional allowances of $1,086,000, net revenues were $14,981,000. When the net revenues are reduced by The Lodge's total costs and expenses of $12,598,000, the result is net income of $2,383,000, (before elimination of minority interest and inter-company transactions).

         The Lodge Casino's revenues by operating department for the three months ended September 30, 1998 were follows: Casino operations of $14,105,000 or 94%, Food and Beverage operations of $591,000 or 4% (net of promotional allowances of $1,086,000) and Hotel operations of $121,000 or 1%, and other revenue of $164,000 or 1%.

         The Lodge Casino's total costs and expenses were $12,598,000 or 84% of net revenue for the three months ended September 30, 1998. Cost and expenses by operating department before elimination of inter-company transactions were as follows: Casino operations of $5,957,000 or 47%; food and beverage operations of $1,734,000 or 14%; hotel operations of $153,000 or 1%; marketing, general and administrative expenses of $3,281,000 or 26%; depreciation and amortization of $618,000 or 5%; interest expense of $778,000 or 6%; and pre-opening costs of $77,000 or 1%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO

         The financial information of the Gilpin Hotel Casino shown below compares the quarter and nine months ended September 30, 1998 operations of the Gilpin Hotel Venture with the comparable period of the preceding year and as adjusted for expenses of contracts cancelled post acquisition. Following the table is a discussion and analysis of the operations of the Gilpin Hotel Casino for the periods shown.




                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     1998           1997            1998             1997
                                                                 -----------     -----------    ------------     ------------
REVENUES:
   Casino                                                        $ 7,190,972     $ 7,537,573    $ 22,251,548     $ 21,426,796
   Food and Beverage                                                 837,141         875,457       2,611,803        2,356,922
                                                                 -----------     -----------    ------------     ------------
          Total revenues                                           8,028,113       8,413,030      24,863,351       23,783,718

Promotional allowances                                               601,774         599,065       1,891,116        1,608,247
                                                                 -----------     -----------    ------------     ------------
          Net revenues                                             7,426,339       7,813,965      22,972,235       22,175,471

COSTS AND EXPENSES:
   Casino operations                                               2,417,559       3,409,569       8,751,404        9,791,124
   Food and beverage operations                                      623,089         667,630       1,954,750        1,894,553
   Marketing, general and administrative                           2,257,361       2,303,776       6,697,385        6,741,630
   Depreciation and amortization                                     376,810         345,551       1,014,720        1,016,083
   Interest                                                          431,927         126,982         595,737          398,113
                                                                 -----------     -----------    ------------     ------------
          Total costs and expenses                                 6,106,746       6,853,508      19,013,996       19,841,503

EXTRAORDINARY ITEMS:
   Gain on early retirement of debt                                                                   73,322
                                                                 -----------     -----------    ------------     ------------
NET INCOME                                                         1,319,593         960,457       4,031,561        2,333,968
                                                                 -----------     -----------    ------------     ------------
PRO FORMA ADJUSTMENTS FOR EXPENSES
OF CONTRACTS CANCELLED POST - ACQUISITION
   Management fees (Casino operations)                                               216,607         244,779          498,076
   Management fees (Food & beverage operations)                                       25,058          31,855           67,741
   Parking rent (Marketing general & administrative)                                 150,000          99,444          450,000
   Land rent (Casino operations)                                                     421,048         617,384        1,200,936
   Land rent (Food & beverage operations)                                             58,468          74,329          158,063

                                                                 -----------     -----------    ------------     ------------
          PRO FORMA NET INCOME                                   $ 1,319,593     $ 1,831,638     $ 5,099,352      $ 4,708,784
                                                                 -----------     -----------    ------------     ------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO (CONTINUED)

         During the nine months ended September 30, 1998, GHV's total revenues increased by $1,080,000 or 5%, when compared to the comparable period in 1997. However, when reduced by an increase in promotional allowances of $283,000 or 18%, net revenues increased by $797,000 or 4%. Total costs and expenses of GHV decreased by $828,000 or 4%. The net result is an increase in the net income of GHV of $1,625,000 or 70% before extraordinary items and an increase of $1,698,000 or 73% after extraordinary items. However, a more meaningful comparison can be reached when the statements of income for the nine months ended September 30, 1998 and 1997 are adjusted for management fees, parking and rent that would not have been incurred during 1998 and 1997 had the Company entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1998 and 1997. After giving effect to these adjustments income before extraordinary items would have been increased by $317,000 or 7%.

         Casino revenues increased by $825,000 or 4% and food and beverage revenues decreased by $28,000 (after eliminating the increase in promotional allowances of $283,000). Management attributes the increase in casino revenues to the success of the ongoing plan of target marketing to the slot player club of the Gilpin Hotel Casino, the continuing breakfast promotion and the overall increase in customer traffic through the Casino. The Business Improvement District (BID) was completed and thereby has provided for a full nine months of increased traffic in 1998 as compared to 1997; when the BID project was still in process and patrons were inhibited from entering the Casino.

         The income statement of GHV includes classification of costs and expenses by operating departments. The net decrease in costs and expenses of the operating departments for the three months ended September 30, 1998 totals $828,000. However, after reducing 1998 and 1997 costs and expenses related to contracts cancelled post acquisition for management fees, parking and land rent, the result is a net increase in costs and expenses for the nine months ended September 30, 1998 of $480,000.

         The net increase in costs and expenses, after adjusting for contracts cancelled upon acquisition was $480,000 or 3%, for the nine months ended September 1998 as compared to the comparable period of 1997, primarily was the result of: 1) Increases in food and beverage operations of $180,000 or 11%, principally as a result of increased labor costs, 2) Increases in marketing, general and administrative operations of $306,000 or 5%, principally as a result of increased promotional pay-outs based on customer participation and 3) Increased interest expense of $198,000 or 50%, due to the Wells Fargo revolving line of credit, which financed the acquisition. These increases were offset by:
1) Decrease in casino operations of $203,000 or 3% principally due to the discontinuance of cost associated with operating the poker room and 2) A decrease in depreciation and amortization of $1,000.

         During the three months ended September 30, 1998, GHV's total revenues decreased by $385,000 or 5%. However, when reduced by an increase in promotional allowances of $3,000, net revenues realized a decrease of $388,000 or 5%. Total costs and expenses of GHV decreased by $747,000 or 11%. The net result is an increase in the net income of GHV of $359,000 or 37%. However, a more meaningful comparison can be reached when the statements of income for the three months ended September 30, 1998 and 1997 are adjusted for management fees, parking and rent that would not have been incurred during 1998 and 1997 had the Company entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1997. After giving effect to these adjustments net income would have been decreased by $512,000 or 28%, primarily as a result of cost and expenses associated with the acquisition of the other half of the Gilpin Hotel Casino.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO (CONTINUED)

         Casino revenues decreased by $347,000 or 5% and food and beverage revenues decreased by $41,000 (after eliminating an increase in promotional allowances of $3,000). The decrease in casino revenues is attributable to the following factors: 1) Discontinued poker operations (elimination of 6 poker tables over the comparable period of the prior year or $161,000), 2) A decreased in other table games of $150,000 and 3) A decrease in slot revenue of $36,000.


         The income statement of GHV includes classification of costs and expenses by operating departments. The net decrease in costs and expenses for the three months ended September 30, 1998 is $747,000. However, after reducing 1997 costs and expenses related to contracts cancelled post acquisition for management fees, parking and land rent, the result is a net increase in costs and expenses for the nine months ended September 30, 1998 of $124,000.

         The net increase in costs and expenses, after adjusting for contracts cancelled upon acquisition was $124,000 or 2%, primarily was a result of: 1) Increased interest expense of $305,000 as a result of the Wells Fargo revolving line of credit, 2) Increases in food and beverage operations of $39,000 or 7%, principally as a result of increased labor costs, 3) Increases in marketing, general and administrative operations of $103,000 or 5%, principally as a result of increased promotional pay-outs based on customer participation and 4) Increased depreciation and amortization of $31,000 or 9% due to the write-up of assets acquired. These increases were offset by a decrease in casino operations of $354,000 or 13% principally due to the discontinuance of cost associated with operating the poker room.

         A large part of GHV's success has been attributed to its on site parking. During 1997 and into 1998, management increased dollars spent on busing programs in order to compensate for the reduction in parking availability due to the ongoing Lodge construction as well as the construction of the upstream parking garage for the benefit of The Lodge and the Gilpin Hotel Casino. Additionally, with the completion of the Business Improvement District's redesign and upgrade of Main Street in the City of Black Hawk and the related infrastructure improvements, GHV has gained a permanent bus stop, which is located directly in front of GHV.

         The upstream parking garage for The Lodge received a temporary certificate of occupancy during the first week of November 1998, and the total parking availability for GHV now approximates 225 cars and total parking for The Lodge now approximate 625 cars. However, the total effect of the additional parking spaces, if any, will not be seen until the fourth quarter of 1998.

         It is management's plan to continue focusing on target marketing to the existing customer base of GHV and to attempt to increase the repeat business of new customers. Additionally, the Company is working to enhance the product offered at the Gilpin Hotel Casino in order to continue to provide customers with a user-friendly gaming environment coupled with the newest in gaming technology.

          In the opinion of management, GHV's operations for the nine months ended September 30, 1998, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHV's adjusted gross proceeds (AGP) (which is the difference between amounts wagered by customers and payments to customers) averages for gaming devices (slot machines and table games) remains in excess of the overall gaming averages for the state and the city of Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $3,573,000 in the nine months of 1998 versus net cash provided by operating activities of $410,000 in the first nine months of 1997. The principal reason for the increase in cash provided by operating activities is due to increased net income and an increase in depreciation and amortization. As a result of the completion of the acquisition of the other half of GHV, the Company's cash flow from operating activities will include the operations of the GHV. The Company has previously reported the cash flow from GHV when it receives distributions as cash from investing activities, however in the future these amounts will be reported as cash generated from operating activities.

         Net cash used in investing activities for the nine months ended September 30, 1998 was $27,464,000. Uses of funds included payments of: project development costs associated with The Lodge of $20,536,000; the acquisition of GVI for $10,000,000 and payments in pursuit of a St. Croix gaming facility of $521,000. These uses are offset by: cash on GHV books as of the date of acquisition of the GVI buyout of $1,726,000; distributions from GHV of $1,168,000; proceeds from the sale of Oklahoma land of $600,000 and other investing activities of $99,000. Net cash used in investing activities for the first nine months of 1997 was $15,318,000 and was primarily the result of: payments for project development costs associated with The Lodge totaling $16,125,000 and other miscellaneous payments of approximately $152,000. These expenditures were offset by distributions from GHV of $959,000.

         The net cash provided by financing activities during the nine months ended September 30, 1998 was $34,063,000. Sources of funds included: draws against The Lodge's construction loan of $22,958,000; draws against GHV's line of credit of $17,995,000; minority interest contributions of $617,000 and proceeds from the exercise of warrants of $847,000. Debt payments of $8,333,000 and other net financing activities of $21,000 were used by financing activities during the nine months ended September 30, 1998. The net cash provided by financing activities during the first nine months of 1997 amounted to $11,747,000 and principally was the result of: draws against the LLC's construction loan of $4,342,000, issuance of convertible debt to officers and directors totaling $5,250,000, issuance of unsecured notes payable to officers and directors totaling $700,000 and minority interest contributions totaling $3,831,000. These increases were offset by the acquisition of common stock "put" to the Company totaling $137,000 and payments on long-term debt aggregating $2,239,000.

         During 1998 the Company's principal sources of cash flow consisted of distributions from GHV, cash generated from its rental and management operations, minority interest contributions to the Company's majority owned subsidiary, the construction loan and the revolving line of credit with Wells Fargo Bank. As of September 30, 1998 the Company has working capital of approximately $1,274,000 as compared to $509,000 at December 31, 1997.

         As discussed previously, on April 24, 1998 the Company completed the acquisition of Gilpin Ventures, Inc. (GVI), the Company's joint venture partner in GHV and acquired the other half of the Gilpin Hotel Venture. The financial terms consisted of the acquisition of all of the outstanding shares of Gilpin Ventures, Inc. for $5,000,000; a payment of $250,000 to an affiliate of GVI at closing for termination of a consulting agreement and the purchase of an undivided 50% interest in the land underlying the GHV Casino and in certain parcels across Main Street from the Gilpin Hotel Casino for $4,750,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In order to complete the acquisitions discussed above, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Some of the more important terms of the Credit Agreement are:
1) the facility is a five year reducing revolving line of credit in the amount of $20 million (approximately $13.5 million was drawn at closing to fund the acquisitions described above and to pay existing mortgage debt against the property purchased); 2) the available balance of the facility will be used to pay certain equipment debt, to pay for the third story of a parking garage under construction across Main Street from the Gilpin Hotel Casino, and as discussed above, with the balance (estimated to approximate $1,000,000) for working capital; 3) the facility bears interest at the rate of 75 basis points above the prime rate which approximates 9.25% at September 30, 1998; 4) beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due; 5) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and 6) substantially all of the assets of the Gilpin Hotel Venture, GVI and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         The Company believes its current working capital position coupled with the increased profits and realization of certain economies of scale, which may result from the acquisition of the other half of GHV as well as the remaining balance on the revolving line of credit after paying of additional Lodge capital contributions and GHV garage construction costs, will be sufficient to meet the Company's short-term cash requirements which are operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company will require additional financing, other joint venture partners, or both. The members of the LLC have contributed approximately $31 million to the LLC and the LLC's credit facility is $40 million of which approximately $36 million has been drawn through September 30, 1998. The Company believes it will utilize the remaining portion of this facility to cover the balance of the total projected cost of The Lodge Casino.

ST. CROIX, U.S.V.I., DEVELOPMENT PROJECT

         During the current fiscal year the Company has been exploring the possibility of operating a hotel / casino in St. Croix in the U.S. Virgin Islands. During the third quarter the Company began pursuing a license application in this jurisdiction. In connection, therewith the Company has spent approximately $525,000 through September 30, 1998 (approximately $600,000 through October 31,1998) in an effort to obtain sufficient property to gain site control for a hotel / casino development, for pre-development costs of professionals to ascertain development feasibility and for other miscellaneous pre-development efforts. The Company believes it will make a determination during the fourth quarter of 1998 as to whether development of a hotel / casino project is feasible or not. If the Company decides to not continue to pursue the project, the majority of these costs will be charged to operations during the period in which this determination is made. However, if the Company elects to continue pursuing the project, these costs, as well as additional costs estimated to be approximately $7 million for the casino and $30 million for the hotel, will become part of the total St. Croix development project. The Company intends to actively pursue joint venture partners to participate in these costs. In addition to the successful completion of the pre-development phase, the project is subject to obtaining financing on terms acceptable to the Company. Financing a project of this nature can be difficult and the Company can give no assurance that any financing will be available, and if available, on terms acceptable to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE

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

During 1997 the Company began assessing the impact of the "Year 2000" issue on its operations as well as the existing operations of the GHV. The Company has evaluated the Year 2000 problem at both The Gilpin Hotel Casino and The Lodge Casino at Black Hawk. This evaluation included both computer-related systems and non-computer-related systems. An outline of the Year 2000 compliance plan includes the following phases with their expected completion dates.

         o    Initial assessment and impact analysis - Completed September 30,
              1998
         o    Inventory and detailed assessment - Competed September 30, 1998
         o    Solution design and budget determination - Completed October 31,
              1998
         o    Budget approval and conversion - December 31, 1998
         o    Testing and final assessment - January 31, 1999

The Company has determined that approximately 30% of the various computer-related systems and non-computer-related systems are non-compliant and will need to be modified or replaced so they will function properly with respect to dates in the year 2000 and beyond.

The Company completed a detailed Year 2000 assessment and Year 2000 solution design on October 28, 1998. The total estimated cost to achieve complete Year 2000 compliance is estimated to be $150,000. This expense would completely replace all date-related systems within the casinos that are not Year 2000 compliant.

Management believes its Year 2000 solution will address all non-compliance issues found during its Year 2000 assessment. However, if the solution designs are not implemented, or if a Year 2000 compliance issue was not revealed during the Company's assessment, operations could be disrupted which could have a material adverse effect on its financial condition.

Management believes that the most reasonably-likely worse case scenario is that the Year 2000 rollover would provide unreliable computer data to many of the Company's operating departments such as casino operations, food and beverage, hotel, accounting, finance, facilities, and administration. In the unlikely event that the Company's efforts to avoid this most reasonably-likely worse case scenario are not 100% successful, a contingency plan will be implemented. This contingency plan calls for the Information Systems Department personnel to be on the property during the time of the Year 2000 rollover to assist and solve any date issues that may occur. Additionally, in the days following the rollover, the accounting department would compare all computer-related data with a paper trail backup. This comparison should give management confidence that the data was received correctly. A more detailed contingency plan will be developed based on actual testing results and continued assessments of outside risks. Additionally, the Company is contacting all key vendors regarding their Year 2000 compliance. The Company cannot assure that our vendors will resolve their Year 2000 problems but this ongoing communication will alert the Company to any problems that may arise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         NONE

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

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

                  (b)    Reports on Form 8-K

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

                         (4)  July 24, 1998, reporting under Item 5
                              Disclosure of the filing for a gaming
                              application in St. Croix, USVI.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Black Hawk Gaming & Development Company, Inc.
                                   Registrant



Date: November 12, 1998     By: /s/ JEFFREY P. JACOBS
                               --------------------------------------------
                            Jeffrey P. Jacobs, Chairman of the Board
                            of Directors and Chief Executive Officer


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