Form 10-K405
period 1998-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1999-03-30
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--N/A


                           Commission File No. 0-21736

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

          Colorado                                       84-1158484
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       Box 21, 240 Main Street, Black Hawk, Colorado       80422
          (Address of principal executive offices)       (Zip code)

                                 (303) 582-1117
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 19, 1999, was approximately $16,000,000 based upon the reported closing sale price of such shares on the NASDAQ National Market System for that date. As of March 19, 1999, there were 4,087,346 shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: -NONE-


                     The exhibit index appears on page E-1.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                         1998 Annual Report on Form 10-K

                                Table of Contents

Item                                                 Description                                          Page
----                                                 -----------                                          ----

Item 1.  Business ......................................................................................     1

Item 2.  Properties ....................................................................................     6

Item 3.  Legal Proceedings .............................................................................    13

Item 4.  Submission of Matters to a Vote of Security Holders ...........................................    14

Item 5.  Market for Registrant's Common Equity  and
                  Related Stockholder Matters ..........................................................    15

Item 6.  Selected Financial Data .......................................................................    16

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................................................    17

Item 7A. Quantitative and Qualitative Disclosure About Market Risk .....................................    27

Item 8.  Financial Statements and Supplementary Data ...................................................    27

Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ..................................................    27

Item 10. Directors and Executive Officers Of the Registrant ............................................    28

Item 11. Executive Compensation ........................................................................    31

Item 12. Security Ownership of Certain Beneficial Owners
                  and Management .......................................................................    34

Item 13. Certain Relationships and Related Transactions ................................................    36

Item 14. Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K ..............................................................    37

Item 1.  Business.

         A.       GENERAL.

         The Company is an owner, developer and operator of gaming properties in Black Hawk, Colorado. The Company, owns the Gilpin Hotel Casino which it developed and has operated since 1992. Along with its strategic partner, Jacobs Entertainment Ltd., the Company developed and co-manages The Lodge Casino at Black Hawk ("The Lodge Casino"), a $74 million hotel/casino/parking complex completed in the second quarter of 1998. The Company owns, through a limited liability company, a 75% interest in The Lodge Casino and affiliates of Jacobs Entertainment own 25%. The Gilpin Hotel Casino and The Lodge Casino are sometimes referred to herein collectively as the "Casinos."

         The Gilpin Hotel Casino was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest in Colorado, however, no hotel or lodging facilities are offered by the casino. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. It now offers customers approximately 455 slot machines, 9 table games, two restaurants and four bars.

         The Lodge Casino, completed during the second quarter of 1998, is also located in the heart of the Black Hawk gaming district. The Lodge Casino is one of Colorado's largest casinos; the 250,000 square foot facility has approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars.

         Casino gaming in Colorado is restricted to the three towns of Black Hawk, Central City and Cripple Creek and two Native American gaming facilities located in the southwest corner of the state. The Black Hawk market primarily attracts drive-in or "day trip" customers from such key population centers as Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming. These population centers are located within a 100-mile radius of Black Hawk. The population within this 100-mile radius has experienced steady growth from a population of approximately 2.8 million in 1990 to 3.2 million in 1998. Casino owners in Black Hawk and Central City estimate that about 80% of the gaming customers come from the greater Denver metropolitan area. The Denver metropolitan population base is projected to increase steadily through 2015. Adjusted gross proceeds from gaming in the Black Hawk market have grown from $56 million in 1992, the first full year of gaming operations, to $272 million in 1998.

         According to the Colorado Gaming Commission, the Colorado gaming industry's adjusted gross proceeds have grown from approximately $23 million in 1991 to $479 million in 1998. The Company believes that the Colorado market continues to offer significant growth opportunities for newer and larger gaming establishments with amenities such as the hotel facilities offered by The Lodge Casino. At present, Black Hawk has no significant lodging facilities other than those offered by The Lodge Casino. The Company's strategy focuses on increasing revenues and earnings through efforts that are designed to increase its market share and enhance its operational efficiencies, as well as to participate in other gaming jurisdictions as a manager or owner of casino properties.

         B.       ACTIVITIES DURING 1998.

         ACQUISITION OF JOINT VENTURE. An agreement was entered into in late December 1997 between the Company and Gilpin Ventures, Inc. ("GVI"), the Company's joint venture partner in the Gilpin Hotel Casino. The Agreement provided for the Company's purchase of all of GVI's issued and outstanding common stock from its shareholders and a consulting agreement with an affiliate of GVI. GVI's only business interest was its 50% interest in the Gilpin Hotel Casino including all personal property, gaming machines, licenses, permits and other property. In addition, the joint venture distributed to the GVI shareholders GVI's share of profits, rents and management fees through Closing. Also, the Company acquired from Gilpin Gold, Inc., an affiliated company of GVI, all of that company's right, title and interest in land underlying the Gilpin Hotel Casino and other parcels located across the street from that casino, which provides parking for the Casino. The total purchase price for the acquisitions was $10,000,000.

         In connection with the acquisitions described above, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Some of the more important terms of the Credit Agreement are:

                  (i) the facility under the Credit Agreement is a three year reducing revolving line of credit in the amount of $20 million. Approximately $13.5 million was drawn down at closing to fund the acquisitions described above and to pay existing mortgage debt against the property purchased;

                  (ii) approximately $2 million was used to pay certain equipment debt, to pay for the third story of a parking garage under construction across Main Street from the Gilpin Hotel Casino, and for working capital;

                  (iii) the facility bears interest at the rate of 75 basis points over prime (approximately 8 1/2% currently);

                  (iv) beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001 when the outstanding balance of the facility will be due;

                  (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and

                  (vi) substantially all of the assets of the Gilpin Hotel Casino, GVI and the Company (except its 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         THE LODGE CASINO. In December 1994, the Company and Jacobs Entertainment entered into a joint venture agreement to develop and operate a major casino/hotel/parking complex on land contributed to the venture by the Company and Jacobs Entertainment in Black

Hawk, Colorado. In November 1996, the joint venture was reorganized into a limited liability company named Black Hawk/Jacobs Entertainment LLC ("LLC") and Jacobs Entertainment assigned its interests in the LLC to Black Hawk Entertainment Ltd. ("BHE") and Diversified Opportunities Group Ltd. ("DOGL"), both affiliates of Jacobs Entertainment. The Company presently owns 75% of the LLC's membership interests, BHE owns 24% and DOGL owns 1%.

         The casino portion of The Lodge Casino opened on June 24, 1998 with approximately 50,000 square feet of casino space featuring approximately 800 slot machines and 20 table games (blackjack and poker), three restaurants, four bars and three floors of underground parking for approximately 400 cars. A 50-room hotel facility and an overflow parking garage for approximately 200 additional parking spaces opened in mid August and during the first week of November 1998, respectively.

         In connection with the construction and financing of The Lodge Casino, the LLC entered into a Construction and Reducing Revolving Credit Agreement with Wells Fargo which is anticipated to convert to a term loan in April 1999. Some of the more important terms of this agreement are:

                  (i) the facility under the agreement is a five year reducing line of credit in the amount of $40 million of which $37.5 million has been drawn under the agreement as of the date hereof;

                  (ii) the facility bears interest at the Libor rate plus 3% (approximately 8 1/2% at present);

                  (iii) beginning April 1, 1999, the maximum credit line available will be reduced by $1,175,000 per quarter until March 7, 2002 when the outstanding balance will be due;

                  (iv) the agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and

                  (v) all of the assets of the LLC are pledged as security for repayment of the facility. Jeffrey P. Jacobs, Chief Executive Officer of the Company and certain of his affiliates have personally guaranteed the loan. See Item 13 below.

         OTHER ACTIVITIES. The Company has reported its intention to diversify its operations to include gaming operations outside Colorado as part of its growth strategy. During 1998 the Company pursued a significant development opportunity in St. Croix, U.S. Virgin Islands. It also filed an application for a gaming license which it chose to withdraw in January 1999 after having been unsuccessful in negotiating certain economic development issues with the U.S. Virgin Islands Casino Control Commission. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Several other potential projects and acquisitions in Mississippi and Nevada were identified and analyzed in 1998, however each was rejected for differing, primarily economic, reasons. The Company will continue to identify and review various opportunities as part of its strategic plan to grow by geographic diversification.

         C.       GENERAL GAMING INFORMATION.

         The following table sets forth certain historical information obtained from the Colorado Gaming Commission which is not intended by the Company to imply, nor should a reader infer, that it is any indication of future Colorado or Company gaming revenues.

                                                         Average                                               Average
                               Adjusted                    AGP               Average           Average           AGP
                                 Gross                     Per              Number of         Number of       Per Device
State of Colorado(1)          Proceeds(3)               Casino(4)           Casinos(5)        Devices(6)        Per Day
--------------------          -----------               ---------           ----------        ----------        -------
Calendar
  Year
--------
1991(2)                     $   23,129,000            $    965,000             24                2,166            $118
1992                           179,984,000               3,327,000             56                7,814              63
1993                           259,879,000               4,025,000             65               10,619              67
1994                           325,685,000               5,442,000             60               11,575              77
1995                           384,343,000               6,661,000             58               12,665              83
1996                           410,565,000               7,203,000             57               12,872              87
1997                           430,650,000               7,975,000             52               13,361              88
1998                           479,200,000               9,695,000             49               13,626              99

                                                          Average                                              Average
                               Adjusted                    AGP               Average           Average           AGP
                                 Gross                     Per              Number of         Number of       Per Device
City of Black Hawk            Proceeds(3)                Casino(4)          Casinos(5)        Devices(6)       Per Day
------------------            -----------                ---------          ----------        ----------       -------
Calendar
  Year
--------
1991(2)                     $    6,561,000            $  1,640,000              4                  448            $162
1992                            56,201,000               4,223,000             14                2,033              75
1993                           112,140,000               5,303,000             21                3,658              84
1994                           173,703,000               8,635,000             20                4,563             104
1995                           195,856,000              10,171,000             19                4,848             111
1996                           220,200,000              11,589,000             19                5,176             117
1997                           234,631,000              12,295,000             19                5,417             119
1998                           272,008,000              15,326,000             18                5,864             129

                               GILPIN HOTEL CASINO

         The Company commenced gaming operations through its joint venture interest in the Gilpin Hotel Casino on October 1, 1992. Information concerning the casino follows:

                                                                                           Average
                                      Adjusted                   Average                     AGP
Calendar                                Gross                   Number of                 Per Device
  Year                               Proceeds(3)                Devices(6)                 Per Day
  ----                               -----------                ----------                 -------

   1992                           $  2,927,000 (7)                 293                        $110
   1993                             25,060,000                     286                        240
   1994                             28,036,000                     286                        269
   1995                             28,051,000                     499 (8)                    154
   1996                             26,783,000                     488                        150
   1997                             28,322,000                     497                        156
   1998                             28,938,000                     485                        163


                                THE LODGE CASINO

         The Lodge Casino commenced gaming operations on June 24, 1998. Information concerning the casino follows:

                                                                                           Average
                                      Adjusted                   Average                     AGP
Calendar                                Gross                   Number of                 Per Device
  Year                               Proceeds(3)                Devices(6)                 Per Day
  ----                               -----------                ----------                 -------

1998 (from June 24)                 $27,781,000                    829                       $176

------------------

(1) Limited stakes gaming totals for Colorado include Black Hawk, Central City and Cripple Creek and commenced October 1, 1991.

(2) Limited stakes gaming began in October 1991; thus the 1991 results reflect gaming activities from October through December.

(3) Adjusted gross proceeds is most easily defined as the amount of money wagered less the amount paid out in prizes.

(4) Adjusted gross proceeds divided by the number of reporting licenses (averaged on a monthly basis).

(5)  Represents average number of licensees reporting adjusted gross proceeds.

(6) Represents average number of slot machines and table games reported by licensees for the calendar year.

(7) The Gilpin Hotel Casino was completed in September 1992; hence, results are for the last three months of 1992.

(8)  Includes expansion of the Gilpin Hotel Casino completed in January 1995.

Item 2.  Properties.

         GILPIN HOTEL CASINO. The Gilpin Hotel Casino was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest in Colorado, however, no hotel or lodging facilities are offered by the casino. Construction of the casino property began in February 1992 and was completed in September 1992. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. It now offers customers approximately 455 slot machines and 9 table games, two restaurants and four bars.

         THE LODGE CASINO. The Lodge Casino, opened on June 24, 1998 and is also located in the heart of the Black Hawk gaming district. The 250,000 square foot facility has approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and parking for 600 cars. The Company and affiliates of Jacobs Entertainment Ltd. have established a jointly owned entity to develop, own and operate The Lodge Casino. The Company owns 75% of this entity and the Jacobs' affiliates own the remaining 25%.

         EMPLOYEES. The Gilpin Hotel Casino employs approximately 260 and The Lodge Casino employs approximately 600 full-time persons including cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. A manual has been provided to each employee which emphasizes customer service as the number one goal of each individual employee. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. Relations with employees are deemed by management to be good. Although the gaming labor market is tight in Colorado and will become more so with the opening of new casinos in Black Hawk, the Company believes good quality employees can be recruited and retained primarily because of the work atmosphere, competitive wages and fringe benefits offered by the Company.

         LOCATION AND PARKING. The scarcity of convenient parking facilities has been a problem in Black Hawk and Central City since legalized gaming began. The Company's marketing staff, based on interviews with gaming patrons, determined that the convenience of parking was a significant factor in many patrons' decision to visit a casino. In the last two years, several competitors have developed or arranged for convenient parking in or near their casinos which has diminished the advantage previously enjoyed by the Gilpin Hotel Casino. Now that The Lodge Casino is fully completed, the Company has parking availability for approximately 600 cars at The Lodge Casino and 200 cars at the Gilpin Hotel Casino.

         GAMING EQUIPMENT. The Lodge Casino presently has 835 gaming devices and 24 table games. The Gilpin Hotel Casino operates with 455 slot machines and 9 table games. Included in the mix of gaming devices are poker machines, keno machines, and a series of progressive payoffs on nickel, quarter, and dollar slot machines. The maximum wager pursuant to state law is $5.00 per device. The Company believes the Casinos have a competitive mix of machines based on the popularity of the types of play which casinos have been receiving in the Black Hawk-Central City gaming area.

         OPERATIONAL CONTROLS. The Colorado Gaming Commission has established strict rules with regard to the supervision and control of all gaming activities, including security and cash control systems. The Casinos employ these internal controls and paperwork systems to insure compliance with regulations. The Casinos are also required to obtain an annual audit report from an independent certified public accounting firm, which in turn is required to make certain unannounced inspections. There are approximately 264 video cameras throughout the Gilpin Hotel Casino and 357 throughout The Lodge Casino with taping devices in place to record all gaming activity at all times. These tapes and live action play are monitored and reviewed by both security personnel and Gaming Commission employees to insure the integrity of gaming operations. The Casinos employ a controller who is responsible for an accounting staff of 19 people. The controller is also responsible for all internal operational accounting matters.

         Additionally, the Casinos employ a full-time compliance officer who reports directly to the Vice President of Gaming Operations. The compliance officer's job is to ensure the Casinos comply with the Internal Control Minimum Procedures as established by the Colorado Division of Gaming.

         SUPPORT SYSTEMS. The Casinos utilize computerized slot data tracking systems which allow them to track individual play, payouts, and develop mailing lists for special events and contest play. The systems also provide management with a variety of other useful marketing information. Computer based point of sale accounting and data tracking systems monitor the popularity of all food and beverage items and offers management controls on food and beverage sales.

         COMPETITION. Competition in the Black Hawk and Central City gaming market, which forms the primary gaming market in Colorado, is intense. The Casinos are located in Black Hawk on opposite sides of Main Street. Due to their proximity, the Casinos compete for some of the same customers from the Denver metropolitan area. Further, there are 29 other casinos operating in Black Hawk and Central City as of December 31, 1998 and approximately 18 casinos operating in Cripple Creek as of that date. As of December 31, 1998, there were 19 casinos and approximately 7,300 gaming devices (slot machines, blackjack and poker tables) in Black Hawk. The Isle of Capri Casino, which opened for business on December 29, 1998, increased the number of gaming devices in Black Hawk by approximately 1,100. The Riviera Casino, Hyatt Black Hawk Hotel & Casino and the Black Hawk Mardi Gras LLC, are currently under development and are expected to increase the number of gaming devices in Black Hawk by approximately 3,000. Therefore, when the competitive projects open, which is expected during 1999, the increased competition may adversely affect the Company's operations in Black Hawk and, accordingly, may have a material adverse effect on the Company's consolidated results of operations and financial position in the future. Other large, well financed companies may enter the Black Hawk and other Colorado markets through the purchase and/or expansion of existing facilities.

         Central City is located adjacent to Black Hawk and currently provides the primary competition to the gaming establishments in Black Hawk, with 12 casinos and 3,200 gaming devices as of December 31, 1998. Black Hawk has historically enjoyed an advantage over Central City in large part because access to the area by State Highway 119 (currently the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. An attempt by Central City to obtain financing for an additional roadway, commonly referred to as the Southern Access, providing new, direct access to Central City from Interstate 70 through the formation of a general improvement district was delayed and, in late 1997, ended, by litigation challenging Central City's actions in forming the general improvement district. Central City has acquired portions of the right-of-way and is taking renewed steps toward formation of an entity to construct the road, and it is likely that Central City will continue pursuing financing for the alternate route by other means. The additional roadway, if constructed as currently proposed, would make it possible for certain traffic which currently passes through Black Hawk to proceed directly to Central City from Interstate 70. Even if the new route was constructed, motorists driving from the Denver metropolitan area would still have the option of choosing to go either to Black Hawk or Central City. The Black Hawk Casino Owners' Association has recently undertaken a study to determine the feasibility of an access route by tunnel from Interstate 70.

         The Company believes that the primary competitive factors in the Black Hawk-Central City market are location, availability and convenience of parking, number and types of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere. The Company believes the Casinos generally compete favorably based on these factors. The Company also believes the 50 room hotel at The Lodge Casino provides a small competitive advantage since hotel facilities are extremely limited in Black Hawk.

         Any expansion of limited gaming within Colorado but outside of Native American lands will require the approval, by statewide majority vote, of an amendment to the Colorado constitution. The six initiatives to expand gaming to other locales in the state which have appeared on ballots since 1992 have all been defeated by at least a 2-to-1 margin. In addition, bills have been introduced in the state legislature to authorize or expand gaming in Colorado in various forms, including, for example, the expansion of the state lottery by the use of video lottery terminals (terminals which look and play much like slot machines) at horse and dog racing tracks. A proposal for expansion of gaming at horse and dog racing tracks was passed by the legislature but vetoed by the Governor in 1997, its first year of introduction. This proposal failed to emerge from committee consideration during the 1998 legislative session. The Company expects that another bill to authorize video lottery terminals will be introduced in the 1999 state legislative session, with substantial financial backing. In the opinion of the Company, video lottery, if legalized throughout Colorado, would have a material adverse impact on the gaming industry in Black Hawk. Other legislative proposals also are possible. For example, Senate Bill 69, introduced in the 1998 state legislative session but defeated on the Senate floor, would have given the State Historical Society the right to approve certain, but not all, site designs for casinos. Finally, expansion of other existing forms of gaming, such as bingo or pull tab machines in bingo establishments, could be approved by the state legislature or other applicable regulatory authority, which could adversely affect the amount of gaming which might otherwise occur within Black Hawk.

         Under the U.S. Indian Gaming Regulatory Act of 1988, various classes of gaming activities are lawful on Native American lands if such lands are located in a state that permits such gaming for any purpose by any person, organization or entity. In addition to other conditions, the act requires that gaming activities be conducted in conformance with a tribal-state compact entered into by the tribe with the state. The Director of the State Department of Revenue has executed agreements allowing for limited stakes gaming with the Ute Mountain Ute Tribe and the Southern Ute Tribe. No assurance can be given that such agreements will continue to provide for gaming limitations in the future. Unlike casinos operating in Black Hawk, Central City and Cripple Creek, casinos operating within the reservations are not subject to the taxes imposed by the Gaming Commission, and may be operated 24-hours a day. The reservations are located in the southwestern portion of Colorado.

         In August 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that, not later than two years after the enactment of such legislation, the commission is to issue a report to the President and Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations. It is currently anticipated that the report will be issued in the spring of 1999.

         In addition to competing with other gaming facilities in Colorado as described above, the Company competes to a lesser degree, for both customers and potential future gaming sites, with gaming facilities and companies nationwide, including casinos in Nevada, Atlantic City and Mississippi, many of which have substantially greater financial resources and experience in the gaming business. The Company also competes with other forms of gaming on both a local and national level, including state-sponsored lotteries, gaming on Indian reservations, charitable gaming and parimutuel wagering, among others, and competes for entertainment dollars generally with other forms of entertainment. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions. Although the Company's focus is the Colorado gaming market, it is considering gaming ventures in other locations that the Company believes present favorable opportunities if its resources allow it to do so. However, its ability to capitalize on such opportunities is expected to be limited due to competition for such opportunities from more experienced and financially stronger entities.

         GAMING REGULATION AND LICENSING. The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the "Colorado Regulations"). The Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee's records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. The Division may also conduct detailed background checks of persons who loan money to or invest money in a licensee.

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

         The Casinos were granted retailer/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements. The current license for the Gilpin Hotel Casino expires on September 30, 1999 and the license for The Lodge Casino expires on May 14, 1999. There can be no assurance that the Casinos can successfully renew their licenses in a timely manner from year to year.

         All persons employed by the Company who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times. Messrs. Jacobs, Roark, Cook and Politano, among others, hold associated key licenses for the Company. All of the Company's directors are required to become associated key licensees.

         As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. The Company has an interest in two such licenses. Accordingly, any expansion opportunities that the Company may have in Colorado are limited. In addition, this limitation may affect the ability of certain persons to own the Company's stock. Under the Colorado Regulations, the definition of an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company such as the Company.

         If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in the Company, the Company may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of a casino license. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. The Company's Articles of Incorporation have been amended to include the required provisions.

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

         Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble in the casino. Slot machines, black jack and poker are the only permitted games, with a maximum single wager of $5.00. Colorado casinos may not extend credit to gaming patrons. The Colorado Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40% of adjusted gross proceeds. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. See "Taxation" below.

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

         Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. The Casinos have gaming tavern liquor licenses. Accordingly, the Company's expansion opportunities in Colorado are limited by such licensing restriction.

         TAXATION. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. Colorado currently levies an annual device fee of $75 for each gaming device installed in a casino. In addition, Colorado has a gross gaming revenue tax (gross gaming revenue being generally defined as the total amount wagered less the total amount paid out in prizes and is also called "adjusted gross proceeds") as follows:

                                                            Annual
         Tax as Percentage of                             Amount of
        Adjusted Gross Proceeds                    Adjusted Gross Proceeds
        -----------------------                    -----------------------
                    2%                             $          0 -  2,000,000
                    4%                                2,000,001 -  4,000,000
                   14%                                4,000,001 -  5,000,000
                   18%                                5,000,001 - 10,000,000
                   20%                               10,000,001 and above

Both of the Company's casinos are subject to the 20% rate. Under the Colorado Constitution, the Commission could increase the top rate to as much as 40%. Pursuant to a more recent tax limitation amendment to the Colorado Constitution, however, neither the state nor any local government may increase a tax rate without an affirmative vote of the people; therefore, there is some question as to whether the Gaming Commission could constitutionally increase the state tax levied on gross gaming revenues without such a vote.

Item 3.  Legal Proceedings.

         The Company and the LLC (owner and developer of The Lodge Casino) and other LLC members were defendants in an action for trespass brought in late January 1998 by a company which claimed to have succeeded to rights of heirs of certain shareholders of a company which was dissolved under Colorado law in 1942. The action alleged that the long defunct company had certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino project. The Company, the LLC, other LLC members and certain title insurance companies entered into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the interests, if any, ostensibly represented by the plaintiff, and may file an action similar to that described above. If so, the Company intends to vigorously defend the action and to institute and pursue counterclaims.

         The Company is also involved in routine litigation arising in the ordinary course of the Casinos' business. These matters are believed by the Company to be covered by appropriate insurance policies.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to shareholders during the fourth quarter of the fiscal year covered by this Report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "BHWK." The following table sets forth for the calendar periods indicated the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market:

      1997                                                  High                       Low
      ----                                                -------                       ---
First Quarter                                             $     6                 $       4
Second Quarter                                              6-7/8                     3-7/8
Third Quarter                                                   9                     4-5/8
Fourth Quarter                                                  9                     6-1/2

      1998
      ----

First Quarter                                             $10-1/2                   $ 6-5/8
Second Quarter                                             13-1/2                     9-1/4
Third Quarter                                              13-1/2                     9-1/4
Fourth Quarter                                              9-3/4                     5-1/4

         DIVIDENDS. The Company has not paid or declared cash distributions or dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. The Company intends to follow a policy of retaining any earnings either to repay borrowings under the Company's credit facilities, to finance future growth and acquisitions or for general corporate purposes. Both the Company and the LLC (owner of The Lodge Casino) are parties to credit agreements which require each to maintain certain financial ratios. These covenants, in effect, restrict the Company's ability to pay dividends.

         On March 12, 1999, the last reported sale price of the Common Stock reported on the Nasdaq National Market was $6-3/8 per share. As of March 12, 1999, there were approximately 200 holders of record of the Common Stock and the Company estimates, based upon information provided by brokers, that it has in excess of 1,600 beneficial owners of its Common Stock.

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


                                                                              Year Ended December 31,
                                            --------------------------------------------------------------------------------------
                                                 1998             1997                 1996            1995                1994
                                            ------------      ------------          -----------     -----------        -----------

STATEMENTS OF OPERATIONS
  DATA:
  Net revenues                              $ 50,153,331      $  1,260,291          $ 1,263,887     $ 1,493,655        $ 1,411,310
  Costs and expenses                          45,635,758         1,382,055            1,736,688       1,420,742          1,040,370
  Equity in earnings of
    joint venture                              1,017,789         2,812,858            2,255,635       2,785,929          3,493,149
  Net income                                   3,212,024         1,706,321            1,046,941       1,773,247          2,493,807
  Net income per common share:
    Basic                                            .80               .64                  .41             .62               1.00
    Diluted                                          .75               .48                  .39             .55               1.00


                                                                               At December 31,
                                           ---------------------------------------------------------------------------------------
                                                 1998             1997                 1996            1995               1994
                                           -------------     ------------          ------------     -----------       ------------

BALANCE SHEET DATA:

  Current assets                           $  12,423,754     $  1,267,043          $  5,016,658     $ 3,816,199       $  4,177,418
  Noncurrent assets                           89,638,346       48,036,487            19,507,337      16,452,122         15,593,263
  Total assets                               102,062,100       49,303,530            24,523,995      20,268,321         19,770,681
  Current liabilities                         11,717,110        3,110,232               620,282         850,500            762,801
  Convertible note payable
    to shareholder                                    --               --             1,500,000
  Long-term debt                              51,978,057       12,897,174             2,251,639       2,376,655          3,189,084
  Common stock subject to
    put options                                       --               --               137,499         666,667            986,000
  Minority interest                            7,541,523        6,704,688             1,793,500
  Shareholders' equity                        30,825,410       26,591,436            18,159,569      16,374,499         14,832,796

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to its gaming operations and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties that might adversely affect the Company's operating results in the future in a material way: intensity of competition, levels of gaming activity in general and in Black Hawk in particular, ability of the Company and the LLC to meet its debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of the Company's diversification plans, legal claims and the contingencies associated with year 2000 compliance.

         The following discussion should be read in conjunction with, and is qualified in its entirety by the Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

INTRODUCTION

         The Company had two significant events during the year ended December 31, 1998: (1) the acquisition on April 24, 1998 of the other half of the Gilpin Hotel Casino and related land and (2) the opening of The Lodge Casino on June 24, 1998; both of which significantly impacted the financial reporting of the Company. As a result of these two events, the consolidated statements of income for the year ended December 31, 1998 are not comparable to the same period of 1997. Specifically, the activity of the Gilpin Hotel Casino was reported under the equity method of accounting through April 23, 1998, and by consolidation after April 23, 1998. Additionally, the consolidated statements of income reflect the operational activity of The Lodge Casino beginning on the opening day of the casino (June 24, 1998) through December 31, 1998. Historically, by virtue of the Company's previous 50% ownership of the Gilpin Hotel Casino, the Company was required to record its share of the net earnings of the Gilpin Hotel Casino, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company received management fees and rental revenue from the joint venture, equity in earnings of the joint venture accounted for substantially all of the Company's income before income taxes. As a result of the acquisition of the other half of the Gilpin Hotel Casino, the Company no longer receives rental income from the ground lease or parking fees or management fees from the Gilpin Hotel Casino. As a result of its 100% ownership of the Gilpin Hotel Casino after April 23, 1998, the Company consolidates all of the operations of the Gilpin Hotel Casino and thereby recognizes all of the revenues and expenses of the Gilpin Hotel Casino and the Gilpin Hotel Casino no longer incurs the related expenses of rent from the ground lease, parking or management fees.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1997

         Results of operations--Black Hawk Gaming & Development Company, Inc.

         The Company reported net income of $3,212,000 for the year ended December 31, 1998 compared to $1,706,000 for the same period in 1997. The increase in net income for the current year over the comparable year of 1997 is principally the result of the impact of The Lodge Casino operations (net of the minority interest) which commenced operations on June 24, 1998, and the additional 50% of operating results from the Gilpin Hotel Casino beginning April 24, 1998.

         The significant increases in revenues and costs and expenses of the Company in 1998 compared to 1997 are directly a result of consolidation of the Gilpin Hotel Casino and the opening of The Lodge Casino.

         In December 1998, the Company determined that certain costs incurred in the pursuit of a gaming license in the U.S. Virgin Islands on the island of St. Croix may not be recoverable and an impairment loss should be recognized. This determination was based upon the Company's inability to reach an agreement with respect to certain development issues with the Virgin Islands Casino Control Commission. The impairment loss recognized during the year ended December 31, 1998 was $610,000.

         Results of operations--The Lodge Casino

         The Lodge Casino at Black Hawk opened on June 24, 1998, hence, there are no comparisons to the prior years presented and the current year consolidated statements of income include the operating results of The Lodge Casino from June 24, 1998.

         The Company opened the casino portion of The Lodge Casino, with approximately 800 slot machines, 20 table games, three restaurants, four bars, and three floors of underground parking for approximately 400 cars. A 50-room hotel facility and an overflow parking garage for approximately 200 additional parking spaces opened mid August and the first week of November 1998, respectively.

         During the year ended December 31, 1998, The Lodge Casino's total revenues were $32,008,000. However, when reduced by promotional allowances of $2,237,000, net revenues were $29,771,000. The Lodge Casino's total costs and expenses were $27,927,000 which resulted in pretax income of $1,844,000 (before elimination of minority interest and inter-company transactions).

         The Lodge Casino's revenues by operating department for 1998 were as follows: casino operations of $27,781,000 or 93% of net revenues; food and beverage operations of $1,249,000 or 5% (net of promotional allowances of $2,231,500); hotel operations of $358,000 or 1% (net of promotional allowances of $5,500) and other income of $383,000 or 1%.

         The Lodge Casino's total costs and expenses before eliminating inter-company transactions were $27,927,000 or 94% of net revenue for 1998. Costs and expenses by operating department before elimination of inter-company transactions were as follows: casino operations of $9,856,000 or 33%; food and beverage operations of $3,651,000 or 12%; hotel operations of $315,000 or 1%; marketing, general and administrative expenses of $9,438,000 or 32%; depreciation and amortization of $1,341,000 or 5%; interest expense of $1,614,000 or 5%; and non-recurring pre-opening costs of $1,712,000 or 6%.

         In the opinion of management, The Lodge Casino's operating costs and expenses are generally comparable to industry averages. However, management has established a goal to continue to pursue cost reductions and to pursue benefits yet to be realized from economies of scale as the efficiencies of the operational aspects of the Gilpin Hotel Casino and The Lodge Casino are improved.

         Results of operations--Gilpin Hotel Casino

         During the year ended December 31, 1998, the Gilpin Hotel Casino's total revenues increased by $734,000 or 2%, from approximately $31,554,000 in 1997 to $32,288,000 in 1998. However, when reduced by an increase in promotional allowances of $163,000 or 7%, net revenues increased by $571,000 or 2%. Total costs and expenses of the Gilpin Hotel Casino decreased by $1,224,000 or 5% from approximately $25,974,000 to $24,750,000 in 1997 and 1998, respectively. The net result is an increase in the pretax income of the Gilpin Hotel Casino, after a small extraordinary item of $73,000 from a gain on the early retirement of debt, of $1,868,000 or 56% after extraordinary items. However, when the statements of income for the years ended December 31, 1998 and 1997 are adjusted for management fees, parking and rent that would not have been incurred during 1998 and 1997 had the Company entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1998 and 1997, respectively, income before extraordinary items would have decreased by $449,000 or 7%.

         Management attributes the increase in casino revenues to the success of the ongoing plan of target marketing to the slot player club of the Gilpin Hotel Casino, the continuing breakfast promotion and the overall increase in customer traffic through the casino. The Business Improvement District (BID) was completed and thereby provided for a full year of increased traffic in 1998 as compared to 1997 when the BID project was still in process and patrons had difficulty entering the casino due to the construction activity.

         The net increase in costs and expenses, after adjusting for management fees, parking and rent that would not have been incurred during 1998 and 1997 had the Company entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1998 and 1997, respectively, was $1,020,000 or 4% for 1998 as compared to 1997. This increase was primarily the result of: (1) increases in food and beverage operations of $170,000 or 7%, principally as a result of increased labor costs, (2) increases in marketing, general and administrative operations of $380,000 or 4%, principally as a result of increased promotional pay-outs based on customer participation, (3) increased interest expense of $390,000 or 75%, due to the Wells Fargo revolving line of credit, which financed the acquisition of the other half of the Gilpin Hotel Casino, and (4) increase in depreciation and amortization of $147,000 or

11%. These increases were offset by a decrease in casino operations of $67,000 or 1% principally due to the discontinuance of costs associated with operating the poker room.

         A large part of the Gilpin Hotel Casino's success has been attributed to its on site parking. During 1997 and into 1998, management increased spending on busing programs in order to compensate for the reduction in parking availability due to The Lodge Casino's ongoing construction as well as the construction of the upstream parking garage for the benefit of The Lodge Casino and the Gilpin Hotel Casino. Additionally, with the completion of the Business Improvement District's redesign and upgrade of Main Street in the City of Black Hawk and the related infrastructure improvements, the Gilpin Hotel Casino has gained a permanent bus stop, located directly in front of the casino.

         The upstream parking garage for The Lodge Casino received a temporary certificate of occupancy during the first week of November 1998, and the total parking availability for the Gilpin Hotel Casino now approximates 200 cars and total parking for The Lodge Casino now approximates 600 cars.

         It is management's plan to continue focusing on target marketing to the existing customer base of the Gilpin Hotel Casino and to attempt to increase the repeat business of new customers. Additionally, the Company is working to enhance the product offered at the Gilpin Hotel Casino in order to continue to provide customers with a user-friendly gaming environment coupled with the newest in gaming technology.

         In the opinion of management, the Gilpin Hotel Casino's operations for 1998 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. The Gilpin Hotel Casino's adjusted gross proceeds (which is the difference between amounts wagered by customers and the amount paid out in prizes) averages for gaming devices (slot machines and table games) remains higher than the overall gaming averages for the state and the city of Black Hawk.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1996

         Income before income taxes and extraordinary item for 1997 increased, when compared to 1996, by $908,300 or 51%. Total revenue of the Company decreased by $3,600 or less than 1% for 1997 as compared to 1996. Increased profitability in 1997 is due to an increase in equity in earnings of the Gilpin Hotel Casino of $557,200 or 25% and a reduction in total costs and expenses of $354,600 or 20%. Costs and expenses in 1996 included impairment write-downs discussed below under "Costs and Expenses." Additionally, the Company realized an extraordinary gain in 1997 on the early retirement of debt of $85,800 (net of $51,000 in income taxes). The following is a discussion of the various changes in the components of the Company's Consolidated Statements of Income for the year ended December 31, 1997, as compared to the year ended December 31, 1996.

         Revenues

         The Company's 1997 revenues decreased by $3,600 or less than 1% as compared to 1996. This decrease is comprised of reductions in: parking lot income of $22,600 or 7% and interest income of $63,750 or 34%; offset by increases in: management fees of $54,800 or 17%; and rental income of $27,950 or 6%.

         Management fee income is computed based upon 11% of the defined volume of the various departments of the Gilpin Hotel Casino operations reduced by defined expenses. Usually, as the volume of business of the Gilpin Hotel Casino increases or decreases, the management fee earned by the Company will fluctuate accordingly. The total costs and expenses of the Gilpin Hotel Casino for 1997 as compared to 1996 increased by $382,000 or 1% while net revenue generated by the Gilpin Hotel Casino increased by $1,376,000 or 5% as compared to 1996. The management fee earned by the Company for 1997, after elimination of the amount of such fee attributable to the Company's 50% interest in the Gilpin Hotel Casino resulted in an increase of $54,800 or 17% as compared to 1996.

         During 1997, the Company received parking fees from the joint venture for the use of Millsite 30. During 1996 the Company received parking fees for the use of Millsites 30, 31 and, on an as needed basis, Millsite 32, as parking for the patrons of the Gilpin Hotel Casino. During the fourth quarter of 1996 the Company eliminated parking on Millsite 31 and reduced the parking availability on Millsite 30 in order to facilitate the construction requirements of the LLC. As a result of the loss of available parking for the Gilpin Hotel Casino, the Company's parking revenue for 1997 decreased by $22,600 or 7% when compared to the prior year. The agreement for the use of parking on all of Millsite 30 for the benefit of the Gilpin Hotel Casino, ended on January 1, 1996, however, the Company charged the Gilpin Hotel Casino a $50,000 monthly fee for all of 1997.

         The Company and an affiliate of its joint venture partner were the co-owners of the land underlying the Gilpin Hotel Casino in 1997 and 1996. The Joint Venture agreement required the Gilpin Hotel Casino to pay a monthly land rental fee equivalent to 7% of net gaming revenues. Rental income attributable to the land underlying the Gilpin Hotel Casino is reported after elimination of the amount of such fees attributable to the Company's 50% interest in the Gilpin Hotel Casino. The Company's rental income for the year ended December 31, 1997, increased by $27,950 or 6%. While net gaming revenues of the Gilpin Hotel Casino for the year to date were up as compared to the same period last year (as discussed in more detail below), the overall impact on the Company's rental income was not material.

         Costs and expenses

         Total compensation and related costs increased for 1997 as compared to 1996 by approximately $189,500 or 25%, generally as a result of increases in costs for additional employees of the Company of approximately $78,400 or 10% and amortization of compensatory stock options vested in the amount of $111,100. General and administrative expenses for 1997 increased by $73,100 or 20% as compared to 1996 generally due to an increase in the overall activity of the Company. The Company recognized impairment write-downs in 1996 of $493,000, as a result of the abandonment of its efforts to secure a gaming license in another potential gaming jurisdiction and for costs incurred to develop and test market a new casino game. The Company incurred no such costs in 1997.

         Equity in earnings of joint venture

         By virtue of the Company's 50% ownership of the Gilpin Hotel Casino, generally accepted accounting principles required the Company in 1997 and 1996 to record its share of the net earnings of the Gilpin Hotel Casino, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company received other revenue from the joint venture, as discussed above, Equity in Earnings of Joint Venture accounts for substantially all of the Company's income before income taxes.

         During 1997, the Gilpin Hotel Casino's total revenues increased by $2,210,500 or 8% as compared to 1996. However when reduced by an increase in promotional allowances of $834,100 or 60%, net revenues for 1997 increased by $1,376,300 or 5%. The total costs and expenses of the Gilpin Hotel Casino increased by $382,200 or 1% in 1997 as compared to 1996. Accordingly, the net result was an increase in the net income of the Gilpin Hotel Casino for 1997 of $994,100 or 42%, over 1996. Early in 1997 the Company, as manager of the Gilpin Hotel Casino, embarked on a program of containing costs at the Gilpin Hotel Casino level while investing additional dollars into various direct marketing and promotional campaigns. The Company focused on its existing customer base and marketed directly to those individuals. The Company believes this strategy paid off in terms of overall performance of the Gilpin Hotel Casino for 1997 as compared to 1996.

         The Statements of Income of the Gilpin Hotel Casino include classification of costs and expenses by operating departments. When these operating departments are aggregated, the most significant changes that comprise the net increase in costs and expenses of $382,200 include decreases in 1997 as compared to 1996 in: labor costs of $992,700 or 12%; bad debts of $121,000 or 32%; legal fees of $110,700 or 49%; parking fees of $314,300 or 33%; poker food costs of $96,500 and other net decreases of $22,900. These decreases are offset by increases in 1997 as compared to 1996 in: marketing and related costs of $655,700 or 21%; gaming taxes of $630,300 or 15%; food and beverage costs of goods sold of $300,000 or 26%; property taxes of $76,800 or 64%; depreciation of $87,900 or 7%; rent of $111,800 or 6%; management fees of $117,800 or 17% and slot rental expenses of $60,000 or 81%.

         The additional dollars spent on the Gilpin Hotel Casino's marketing programs and improved operating efficiencies resulted in an increase in traffic flow to the Gilpin Hotel Casino and helped in overcoming the disruption to traffic caused by the construction efforts of the Business Improvement District
(BID).

         A large portion of the Gilpin Hotel Casino's success has been attributed to the availability of on-site parking. The parking lot entrance is located directly across the street from the Gilpin Hotel Casino and is convenient for the Gilpin Hotel Casino's patrons. During most of the second quarter and part of the third quarter of 1997, the Gilpin Hotel Casino experienced reduced accessibility to its parking lot due to traffic flow constraints imposed by the construction efforts of the BID. During the third quarter of 1997, however, the BID completed its construction efforts on Main Street and the Gilpin Hotel Casino's patrons were able to regain the accessibility to the parking without significant inconvenience.

OTHER MATTERS

         Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt SFAS No. 133 until January 1, 2000. The Company has not determined the impact on its financial statements of adopting SFAS No. 133.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $11,904,000 in 1998 versus $496,000 in 1997. The principal reason for the increase in cash provided by operating activities is due to increased net income, an increase in depreciation and amortization and an increase in accounts payable and accrued expenses. As a result of the acquisition of the other half of the Gilpin Hotel Casino and the opening of The Lodge Casino, the Company's cash flow from operating activities includes the operations of the Gilpin Hotel Casino and The Lodge Casino. The Company has previously reported the cash flow from the Gilpin Hotel Casino as cash from investing activities when it received cash distributions, however in the future these amounts will be reported as cash generated from operating activities.

         Net cash used in investing activities for 1998 was $37,696,000. Uses of funds included payments of: project development costs associated with The Lodge Casino and equipment purchases at the Gilpin Hotel Casino totaling $30,648,000; the acquisition of the other half of the Gilpin Hotel Casino and related land for $10,000,000 and payments in pursuit of a St. Croix gaming license and facility of $606,000. These uses are offset by cash of the Gilpin Hotel Casino as of the date of acquisition of $1,726,000; pre-acquisition distributions from the Gilpin Hotel Casino of $1,168,000 and net proceeds from the sale of land of $593,000 and other investing activities of $71,000. Net cash used in investing activities for 1997 was $23,670,000 and was primarily the result of: payments for project development costs associated with The Lodge Casino totaling $24,838,000, which were offset by distributions from the Gilpin Hotel Casino of $1,259,000.

         The net cash provided by financing activities during 1998 was $35,615,000. Sources of funds included: draws against The Lodge Casino's construction loan of $23,293,000; draws against the Gilpin Hotel Casino's line of credit of $26,583,000; minority interest contributions of $617,000 and net proceeds from the exercise of warrants of $895,000. These sources were offset by payments on long-term debt and notes payable of $15,223,000; payments on notes payable to shareholders of $300,000 and distributions to minority interest owner in The Lodge Casino of $250,000. The net cash provided by financing activities for 1997 amounted to $19,707,000 and was principally the result of proceeds from the issuance of convertible debt totaling $5,250,000; proceeds from notes totaling $850,000; draws against the construction loan of $12,897,000 and minority interest contributions of $3,831,000. These increases were offset principally by payments on long-term debt aggregating $2,239,000 and note repayments of $550,000.

         As of December 31, 1998 the Company had working capital of approximately $3,002,000 as compared to $489,000 at December 31, 1997 after adding back accrued building costs payable, which will be funded by The Lodge Casino's construction loan of $2,295,000 and $2,332,000 for 1998 and 1997, respectively.

         In order to complete the acquisition of the other half of the Gilpin Hotel Casino and related land, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association ("Wells Fargo"). Some of the more important terms of the Credit Agreement are: (1) the facility is a three year reducing revolving line of credit in the amount of $20 million (approximately $13.5 million was drawn at closing to fund the acquisitions described above and to pay existing mortgage debt against the property purchased); (2) the facility was also used to pay certain equipment debt, to pay for the third story of the parking garage across Main Street from the Gilpin Hotel Casino, and for working capital; (3) the facility bears interest at the rate of 75 basis points above the prime rate, which approximates 8.5% at December 31, 1998; (4) beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due; (5) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without Wells Fargo's concurrence; and (6) substantially all of the assets of the Gilpin Hotel Venture, GVI and the Company (except the Company's 75% interest in The Lodge Casino) are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         The Company believes its current working capital position, continuing profits from its casino operations, as well as the remaining balance on the revolving line of credit discussed above will be sufficient to meet the Company's short-term cash requirements which are operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company will more than likely require additional financing over and above the availability remaining on the credit facility, other joint venture partners, or both.

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

         During 1997 the Company began assessing the impact of the "Year 2000" issue on its operations. The Company has evaluated the Year 2000 problem at both the Gilpin Hotel Casino and The Lodge Casino. This evaluation included both computer-related systems and non-computer-related systems. An outline of the Year 2000 compliance plan includes the following phases with their completion dates:

    o     Initial assessment and impact analysis--Completed September 30, 1998

    o     Inventory and detailed assessment--Completed September 30, 1998

    o     Solution design and budget determination--Completed October 31, 1998

    o     Budget approval--December 31, 1998

    o     Conversion and testing phase--June 30, 1999 (estimated)

    o     Final assessment--July 31, 1999 (estimated)

         The Company has determined that approximately 15% of the various computer-related systems and non-computer-related systems are non-compliant and will need to be modified or replaced so they will function properly with respect to dates in the year 2000 and beyond.

         The total estimated cost to achieve complete Year 2000 compliance is estimated to be $150,000. Of this amount, $100,000 had been spent or committed at March 1, 1999. This expenditure is expected to replace all date-related systems within the casinos that are not Year 2000 compliant.

         Management believes its Year 2000 solution will address all non-compliance issues found during its Year 2000 assessment. However, if the solution designs are not implemented, or if a Year 2000 compliance issue was not revealed during the Company's assessment, operations could be disrupted which could have a material adverse effect on its financial condition. The Company has received written assurances from the primary supplier of its slot machines that they are not date sensitive and that the Year 2000 issue for the majority of the Company's revenue producing assets is moot, however, the Company can give no assurance in this regard. The Company faces such issues as the possibility that, among other things, electrical and gas power are not available to the Black Hawk community. In the unlikely event that power is not available to the community, the Company has back-up gas driven generators which will run for approximately 15 to 20 hours between refills. If the Company is unable to secure food and beverage products after exhausting its two day inventory levels, it will attempt to secure food and beverage products from retail outlets. Additionally, if the Company were to lose the use of any of its surveillance equipment as a result of the Year 2000 rollover, it may be required to close the casino until the matter is resolved, but the Company does not believe such an event would go unresolved for longer than 24 hours.

         Although the Company has confirmed the Year 2000 compliance of most of its vendors, no assurance can be given that its vendors will, in fact, be fully compliant. The Information Systems Department personnel will be on the property during the time of the Year 2000 rollover to assist and solve any date related issues that may occur. Additionally, in the days following the rollover, the accounting department will compare all computer-related data with a paper trail backup. This comparison should give management confidence that the data was processed correctly.

         Management believes that the most reasonably-likely worst case scenario is that the Year 2000 rollover would provide unreliable computer data to many of the Company's operating departments such as casino operations, food and beverage, hotel, accounting, finance, facilities, and administration. In the unlikely event that the Company's efforts to avoid this most reasonably-likely worst case scenario are not 100% successful, a contingency plan will be implemented. The Company is presently studying its capabilities to manually operate each of the departments referenced above in parallel with their respective automated procedures for at least one week before and one week after the Year 2000 rollover to determine the reliability of all data received. A more detailed contingency plan will be developed based on actual testing results and continued assessments of outside risks. Additionally, the Company is contacting all key vendors regarding their Year 2000 problems and this ongoing communication may alert the Company to possible future problems.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

         The Company's primary exposure to market risks relates to its long-term debt, all of which is variable rate debt. Thus, the Company is exposed to interest rate risk on this debt, which totaled approximately $52 million at December 31, 1998. If market interest rates increase, the Company's cash requirements for interest would also increase. Conversely, if market interest rates decrease, the Company's cash requirements for interest would decrease.

         At December 31, 1998 the Company has partially hedged its exposure to interest rate risk via its participation in an interest rate swap, under which it receives a variable interest payment and pays a fixed interest payment (settled net) on a notional amount of $35 million. This has reduced the Company's exposure to interest rate risk to approximately $17 million of debt not hedged with the interest rate swap.

         The annual increase (decrease) in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market interest rates increase (decrease) by 10% compared to the interest rate levels at December 31, 1998, would be approximately $120,000 ($120,000).


Item 8.  Financial Statements and Supplementary Data.

         See pages F-1 through F-21 attached hereto.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                 NOT APPLICABLE

Item 10. Directors and Executive Officers of the Registrant.

         DIRECTORS AND OFFICERS. The following sets forth certain information with respect to each of the directors and executive officers of the Company:

         Name               Age                      Position(s) Held
         ----               ---                      ----------------

Jeffrey P. Jacobs            45             Chairman of the Board and Chief Executive Officer

Stephen R. Roark             51             President, Chief Financial Officer and a Director

Antone R. Cook               55             Vice President of Gaming Operations

Stanley Politano             49             Vice President, Secretary and Treasurer

Frank B. Day                 65             Vice President and a Director

J. Patrick McDuff            50             A Director

Robert H. Hughes             58             A Director

Timothy Knudsen              45             A Director


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

         ANTONE R. COOK, has been employed by the Company as Vice President of Gaming Operations since April 25, 1998 and supervises overall gaming operations at the Gilpin Hotel Casino and The Lodge Casino. From February 1, 1996 until April 25, 1998 he was General Manager of the Gilpin Hotel Casino. He was Casino Manager of Binions Horseshoe Hotel & Casino from November 1994 until January 31, 1996. For the 30 years prior thereto, he was associated with several casinos and gaming ventures, primarily in Las Vegas, Nevada and held many staff, supervisory and management positions. Mr. Cook holds gaming licenses in Colorado, South Dakota and Nevada.

         STANLEY POLITANO, has been Vice President of the Company since August 1994. He was appointed Secretary and Treasurer of the Company in April 1998. He received his B.S. degree in Business, majoring in finance, from the University of Colorado in 1972. He has 22 years of experience in the securities industry, working in both retail and wholesale capacities. He has worked for Rauscher Pierce Securities Corporation and Prudential-Bache Securities, Inc. and was a vice president with E.F. Hutton & Company, Inc. and Hanifen Imhoff Securities Corporation. He has served as Treasurer for Mission Corps International, a non-profit organization.

         FRANK B. DAY, Chairman of the Board, Chief Executive Officer and President of Rock Bottom Restaurants, Inc., a publicly traded company, has been employed since January 1980 as President of Concept Restaurants, Inc., and Managing General Partner of the Hotel Boulderado in Boulder, Colorado since August 1982. Concept Restaurants, Inc. owns or operates twelve full service restaurants in Colorado front range communities. From 1959 to present, Mr. Day has owned and operated food service and hospitality facilities in Illinois, Michigan, Wisconsin, and Colorado. He attended Harvard University from 1950 to 1956 and received B.A. and M.B.A. degrees. Mr. Day is also an active real estate investor and is active in many civic and nonprofit organizations, having served as a director of the Boulder Chamber of Commerce (September 1988 to September
1991) and Downtown Boulder, Inc. (from June 1987 to June 1990). Mr. Day has been a director of the Company since 1992.

         J. PATRICK MCDUFF, has been the Northern Region President for Vectra Bank Colorado since October 1996. Prior to assuming those duties he was President, Chief Executive Officer and director of one of Vectra's subsidiary banks from July 1987 through October 1996. From 1972 through July 1987, Mr. McDuff worked for IntraWest Bank of Boulder, ending his employment as Senior Vice President and Senior Loan Officer. He attended the University of Arkansas from 1966 to 1972 and received a B.S.B.A. degree in Finance and Commercial Banking. Mr. McDuff is also active in many civic and non-profit organizations, having served as a director of Boulder Center Y.M.C.A. (from January 1987 to December 1992), Boulder Valley Rotary Club (from April 1985 to June 1988) and Longs Peak Council of the Boy Scouts of America (from January 1991 to March
1993). Mr. McDuff's employer, Vectra Bank Colorado, is a wholly owned subsidiary of Zions Bancorporation, a reporting company under the Securities Exchange Act of 1934. Mr. McDuff became a director of the Company in 1994.

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

         The Board of Directors has two committees whose members are as follows:

                        Audit               Compensation
                        -----               ------------

                  Robert H. Hughes          Frank B. Day
                  J. Patrick McDuff         Timothy Knudsen


         OTHER MATTERS. The Company entered into three year employment agreements with Messrs. Jacobs, Roark and Politano on November 12, 1996. Each agreement contains customary terms and conditions and provides minimum base annual salaries of $150,000, $125,000 and $100,000 respectively, for Messrs. Jacobs, Roark and Politano. Effective September 1, 1998, Mr. Jacobs' salary was increased to $300,000 per year and effective November 1, 1998 Messrs. Roark's and Politano's salaries were increased to $160,000 and $106,000 per year, respectively. Mr. Jacobs is also entitled to receive a bonus of 2.5% of the Company's pre-tax net income exceeding $2,880,000 in any fiscal year during the term of his employment agreement. Messrs. Roark and Politano are eligible for bonuses at the discretion of the Board of Directors. Effective February 1, 1999, the Company entered into a three year employment agreement with Antone R. Cook which provides for a salary of $250,000 per year and a bonus, to be determined by the Board of Directors, of not less than $25,000 per year.

         Directors are elected at each annual meeting of the Company's shareholders. The next such meeting will be held in July 1999. Officers are appointed by the directors and serve at the pleasure of the Board or until their death, incapacity or resignation. All directors except Messrs. Jacobs and Roark receive $1,000 and $500 per Board and Committee meeting attended, respectively. Effective January 1, 1997, one-half of this compensation has been paid in the form of restricted Common Stock of the Company valued at the market price on the meeting date and one-half in cash.

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

Item 11. Executive Compensation.

         The following table sets forth information regarding the compensation paid by the Company for services rendered in all capacities to the Company during 1996, 1997 and 1998 with respect to (i) the Chief Executive Officer, and
(ii) the other named executive officer of the Company whose total annual compensation for 1998 exceeded $100,000:


                           SUMMARY COMPENSATION TABLE

                                        Annual Compensation                            Long-Term Compensation
                                 ------------------------------------        ----------------------------------------
                                                                                      Awards            Payouts
                                                                             ----------------------------------------
                                                                                             Securities
                                                              Other                            Under-
                                                              Annual         Restricted         lying                     All Other
                                                              Compen-          Stock           Options/        LTIP        Compen-
                        Year      Salary        Bonus         sation          Award(s)          SARs          Payouts      sation
    Name of                        ($)           ($)           ($)              ($)              (#)           ($)          ($)
Officer/Director        (b)        (c)           (d)           (e)              (f)              (g)           (h)          (i)
----------------        ----     -------        ------        -------         --------         --------       -------     ---------

Jeffrey P. Jacobs       1996      12,500(1)        --            --               --            70,000(2)       --           --
Chief Executive Officer ----     -------        ------        -------         --------         --------       -------     ---------
                        1997     150,000           --            --               --                --          --           --
                        ----     -------        ------        -------         --------         --------       -------     ---------
                        1998     200,000        50,000
                        ----     -------        ------        -------         --------         --------       -------     ---------
Stephen R. Roark        1996     125,000            --           --               --            35,000          --        6,500
President               ----     -------        ------        -------         --------         --------       -------     ---------
                        1997     130,000            --           --               --            15,000          --           --
                        ----     -------        ------        -------         --------         --------       -------     ---------
                        1998     138,000        35,000           --               --
                        ----     -------        ------        -------         --------         --------       -------     ---------
Antone R. Cook(3)       1998     175,000        35,000           --               --                --          --           --
Vice President
                        ----     -------        ------        -------         --------         --------       -------     ---------
Stanley Politano        1996      87,000            --           --               --            15,000          --           --
Vice President          ----     -------        ------        -------         --------         --------       -------     ---------
                        1997      91,000            --           --               --            10,000          --           --
                        ----     -------        ------        -------         --------         --------       -------     ---------
                        1998     102,000        15,000           --               --                --          --           --
                        ----     -------        ------        -------         --------         --------       -------     ---------

(1)      One month's compensation.

(2) Does not include options to purchase 85,000 shares which were granted to certain designees of Mr. Jacobs who disclaims beneficial ownership in both the options and underlying shares.

(3) Mr. Cook was promoted to Vice President of Gaming Operations on April 24, 1998 when the Company acquired the other one-half interest in the Gilpin Hotel Casino. Prior thereto he was employed by the Gilpin Hotel Venture as General Manager.

         STOCK OPTION PLANS. The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company. Under the terms of the 1994 Plan, as amended, 300,000 shares of the Company's Common Stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of the Company's Common Stock were reserved for issuance to key employees and other persons. At March 5, 1999, there were 29,150 shares available for future grants under the 1994 Plan and 94,300 shares were available for the future grants under the 1996 Plan.

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

         There were no grants of options during 1998 to the Executive Officers named in the table above.

         No options were exercised by the Executive Officers named in the table above during 1998. The following table provides information regarding unexercised stock options held by the Executive Officers named above as of December 31, 1998.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                          Number of
                                                                          Securities                 Value of
                                                                          Underlying               Unexercised
                                                                         Unexercised               in-the-Money
                         Shares                                          Options/SARs              Options/SARs
                        Acquired                                    at Fiscal Year End (#)    at Fiscal Year End ($)
                           on                      Value            ----------------------    ----------------------
                        Exercise                 Realized                Exercisable/              Exercisable/
      Name                 (#)                      ($)                 Unexercisable             Unexercisable
      (a)                  (b)                      (c)                      (d)                       (e)
-----------------       --------                 --------           ----------------------    ----------------------
Jeffrey P. Jacobs             --                       --                 46,667/23,333            104,767/52,382
                        --------                 --------                --------------           ---------------
Stephen R. Roark              --                       --                130,833/21,667            292,820/46,842
                        --------                 --------                --------------           ---------------
Antone R. Cook(1)             --                       --                 24,200/47,100             53,728/37,189
                        --------                 --------                --------------           ---------------
Stanley Politano              --                       --                 58,333/11,667            130,357/24,992
                        --------                 --------                --------------           ---------------


(1) Includes options to purchase 30,000 shares granted on February 1, 1999 at $8.38 per share; the shares vest equally over three years beginning in the year 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 5, 1999 for: (a) each of the Company's directors and its Executive Officers; (b) all Directors and Executive Officers as a group; (c) each person known by the Company to be a beneficial owner of more than 5% of the Common Stock. All information with respect to beneficial ownership by the Company's Directors, Executive Officers or beneficial owners has been furnished by the respective Director, Officer or beneficial owner, as the case may be. Unless indicated otherwise, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.


                                                                                    Percentage of
                                                 Beneficially Owned                  Common Stock
                                           -------------------------------       ---------------------
        Name                                 Shares             Options(1)       Beneficially Owned(3)
        ----                               ----------           ----------       ---------------------

Jeffrey P. Jacobs                          1,333,333(2)           46,667                 33.7
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio  44114

Stephen R. Roark                              28,571             130,833                  3.8
240 Main Street
Black Hawk, Colorado  80422

Antone R. Cook                                 3,500              24,200                  *
240 Main Street
Black Hawk, Colorado  80422

Stanley Politano                                 619              58,333                  1.4
240 Main Street
Black Hawk, Colorado  80422

Frank B. Day                                 440,966              50,833                 12.0
248 Centennial Parkway, Suite 100
Louisville, Colorado  80302

J. Patrick McDuff                                785              12,167                  *
1375 Walnut
Boulder, Colorado  80302

Robert H. Hughes                                 776              10,000                  *
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio  44114

Timothy Knudsen                                  373                  --                 --
213 Vista Circle
North Olmstead, Ohio  44070

Robert D. Greenlee                           483,113                                     12.0
2060 Broadway, Suite 400
Boulder, Colorado  80302

Officers and Directors as                  1,808,923             333,033                 50.9
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

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Based on a review of the record, the Company believes that all reports on Forms 3 and 4 have been timely filed by its officers and directors.

Item 13. Certain Relationships and Related Transactions.

         In March 1997, and in February 1998, Mr. Jacobs posted a personal letter of credit in the approximate amount of $1,200,000, in favor of the City of Black Hawk. The letter of credit was required by the City to guarantee performance of certain City improvements related to the Black Hawk/Jacobs Entertainment LLC ("LLC") project (The Lodge Casino) under the terms of a Subdivision Improvement Agreement with the City. The LLC agreed to pay all out-of-pocket transaction costs incurred by Mr. Jacobs and a facility fee in the approximate amount of one-quarter of one percent of the amount so guaranteed. In 1998, the Company reimbursed Mr. Jacobs $9,372, which represented the fee charged by his individual bank issuing the letter of credit. In addition, during 1997 Mr. Jacobs received a facility fee of $6,018 for posting the letter of credit. Upon expiration of the letter of credit in February 1998 it was required to be renewed by the City for an additional six month term.

         Reference is made to Item 1 above which describes the formation of Black Hawk/Jacobs Entertainment LLC, a Colorado limited liability company owned 75% by the Company, 24% by BH and 1% by DOGL, affiliates of Mr. Jacobs and organized for the purpose of developing and operating The Lodge Casino described in Items 1 and 2 above. The Company and BH share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC in the ratio of 60% to the Company and 40% to BH during the first year and 50%-50% thereafter, and share profits and losses on a 75%-25% basis. During the year ended December 31, 1998, BH received $556,885 in management fees from the LLC which covered the period from commencement of gaming activities at The Lodge Casino (June 24, 1998) through year's end. Mr. Jacobs and other affiliates receive an annual credit enhancement fee of 2% of the amount so guaranteed for personally guaranteeing the LLC's $40 million credit facility. Fees of $36,625 were charged by Mr. Jacobs' affiliates in 1997 in this regard, of which $18,312 was paid in the first quarter of 1998 with the balance to be paid over a two year period. Fees of $546,487 were charged by them for the year ended December 31, 1998 for the continuing guarantees. The LLC Agreement also provides that future gaming opportunities coming to the attention of the Company or Mr. Jacobs and his affiliates will be offered for further joint ventures on a basis where the Company can maintain a 51% interest in any such future gaming ventures.

         In order to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities, it entered into a one year agreement with Premier One Development Company, Inc. ("Premier") effective October 1, 1997. Premier is an affiliate of Mr. Jacobs and it employs several people to perform the services set forth above. The amount paid or accrued by the Company during calendar 1998 for these services was $225,000. This agreement was renewed on October 1, 1998 through March 31, 1999 and will require a payment of $56,250 for the first quarter of 1999 and may be renewed thereafter.

         The agreements described above were negotiated at arm's length between the Company and Mr. Jacobs and his affiliates and other officers and directors and are deemed by management of the Company to be fair and in the best interests of the Company and its shareholders.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  (1)     Financial Statements.

                 See Item 8 hereof

         (2)     Financial Statement Schedules--None

    (b)  Reports on Form 8-K Filed During the Registrant's Fourth Fiscal
         Quarter:

                   DATE OF
                    FILING                            EXHIBIT
                    ------                            -------

                                     -none-


    (c) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

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

                December 30, 1996         Item 5. Other Events--Extended "A" and "B" Warrants to June 30, 1997.

                March 27, 1997            Item 5. Other Events--Wells Fargo Bank Loan

                November 20, 1997         Item 5. Other Events--Letter of Intent re: GHV acquisition.

                January 1, 1998           Item 2. Acquisition of Gilpin Ventures, Inc.--Definitive Agreement.
                                          Item 5. Other Events--Conversion of notes by officers.

                April 28, 1998            Item 2. Acquisition of Gilpin Ventures, Inc.--Closing.
                                          Item 5. Other Events--Wells Fargo Credit Agreement.

                June 1, 1998              Item 7. Pro Forma Financial Statements--GVI acquisition.

                July 24, 1998             Item 5. Other Events--Filing of St. Croix Casino license.

         (4)   Filed herewith:

             Exhibit No.                   Description
             -----------                   -----------

             10.98-1                       Employment Agreement--Antone R. Cook
             27                            Financial Data Schedule

d. Financial Statement Schedules Required Pursuant to Regulation S-X filed herewith:

                                 None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Black Hawk Gaming & Development Company, Inc.:

We have audited the accompanying consolidated balance sheets of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




March 15, 1999

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                         1998              1997

CURRENT ASSETS:
  Cash and cash equivalents                              $  10,887,602      $   1,065,274
  Accounts receivable:
    Gilpin Hotel Venture                                                           96,076
    Other                                                      164,077             15,032
  Inventories                                                  554,493
  Prepaid expenses                                             478,866
  Deferred income tax                                          338,716             90,661
                                                         -------------      -------------

      Total current assets                                  12,423,754          1,267,043

LAND                                                        15,235,092         11,871,844
                                                         -------------      -------------

GAMING FACILITIES:
  Building and improvements                                 57,690,399
  Equipment                                                 15,427,185
  Accumulated depreciation                                  (6,384,357)
  Construction in process                                                      31,534,512
                                                         -------------      -------------
     Total gaming facilities                                66,733,227         31,534,512

OTHER ASSETS:
  Goodwill, net of amortization of $538,499                  6,374,370
  Investment in and advances to Gilpin Hotel Venture                            4,384,648
  Other assets                                               1,029,985            187,138
  Deferred income tax                                          265,672             58,345
                                                         -------------      -------------

TOTAL                                                    $ 102,062,100      $  49,303,530
                                                         =============      =============


See notes to consolidated financial statements.                      (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                           1998             1997

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $  9,048,273     $    477,786
  Notes payable to shareholders                                                                  300,000
  Construction costs payable                                                  2,295,198        2,332,008
  Current portion of long-term debt                                             373,639              438
                                                                           ------------     ------------

      Total current liabilities                                              11,717,110        3,110,232

LONG-TERM DEBT:
  Revolving line of credit                                                   15,806,305
  Construction loan                                                          36,171,752       12,897,174
                                                                           ------------     ------------

      Total liabilities                                                      63,695,167       16,007,406
                                                                           ------------     ------------


COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                             7,541,523        6,704,688


STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,087,346 and 3,947,496 shares issued and outstanding, respectively            4,087            3,947
  Additional paid-in capital                                                 18,216,385       17,194,575
  Retained earnings                                                          12,604,938        9,392,914
                                                                           ------------     ------------
        Total stockholders' equity                                           30,825,410       26,591,436
                                                                           ------------     ------------


TOTAL                                                                      $102,062,100     $ 49,303,530
                                                                           ============     ============


See notes to consolidated financial statements.                      (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                  1998              1997            1996
REVENUES:
  Casino revenue                             $ 47,116,406
  Food and beverage revenue                     5,914,804
  Hotel revenue                                   363,381
  Gilpin Hotel venture - management fees
    and rental income                             342,385      $  1,135,855     $  1,075,699
  Interest and other                              224,527           124,436          188,188
                                             ------------      ------------     ------------

      Total revenues                           53,961,503         1,260,291        1,263,887
                                             ------------      ------------     ------------

      Promotional allowances                    3,808,172
                                             ------------      ------------     ------------

      Net revenues                             50,153,331         1,260,291        1,263,887
                                             ------------      ------------     ------------

COSTS AND EXPENSES:
  Casino operations                            15,553,942
  Food and beverage operations                  5,338,311
  Hotel operations                                315,388
  Marketing, general and administrative        17,331,409         1,382,055        1,119,436
  Interest                                      2,387,205                            124,260
  Depreciation and amortization                 2,436,890
  Pre-opening                                   1,662,275
  Impairment writedown                            610,338                            492,992
                                             ------------      ------------     ------------

      Total costs and expenses                 45,635,758         1,382,055        1,736,688
                                             ------------      ------------     ------------

MINORITY INTEREST                                (469,442)

EQUITY IN EARNINGS OF JOINT VENTURE             1,017,789         2,812,858        2,255,635
                                             ------------      ------------     ------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                            5,065,920         2,691,094        1,782,834

INCOME TAXES                                    1,900,088         1,070,544          735,893
                                             ------------      ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM                3,165,832         1,620,550        1,046,941
                                             ------------      ------------     ------------

EXTRAORDINARY ITEM - EARLY
  RETIREMENT OF DEBT, NET OF INCOME
  TAXES OF $27,129 and $51,025                     46,192            85,771
                                             ------------      ------------     ------------

NET INCOME                                   $  3,212,024      $  1,706,321     $  1,046,941
                                             ============      ============     ============


See notes to consolidated financial statements.                      (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                          1998      1997     1996

BASIC EARNINGS PER SHARE:
  Income before extraordinary item     $   0.79  $   0.61  $  0.41
  Extraordinary item                       0.01      0.03
                                       --------  --------  -------

    Basic earnings per share           $   0.80  $   0.64  $  0.41
                                       ========  ========  =======

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item     $   0.74  $   0.46  $  0.39
  Extraordinary item                       0.01      0.02
                                       --------  --------  -------

   Diluted earnings per share          $   0.75  $   0.48  $  0.39
                                       ========  ========  ========


See notes to consolidated financial statements.                      (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                         ADDITIONAL
                         PREFERRED STOCK          COMMON STOCK            PAID-IN      RETAINED             TREASURY STOCK
                         SHARES   AMOUNT     SHARES         AMOUNT        CAPITAL       EARNINGS          SHARES       AMOUNT


BALANCES,
  JANUARY 1, 1996                           2,534,567   $      2,534   $  9,728,751   $  6,643,214
Accretion of discount
 on common stock subject
  to put options                                                            (20,816)
Exercise of put options                                                     550,000                        50,000   $   (550,000)
Acquisition of
  treasury shares                                                                                           3,000        (15,085)
Retirement of treasury
  shares                                      (53,000)           (53)      (561,470)        (3,562)       (53,000)       565,085
Issuance of shares, net
  of issuance costs                           190,476            189        773,841
Net income                                                                               1,046,941
                          ------  -----  ------------   ------------   ------------   ------------   ------------   ------------
BALANCES,
  DECEMBER 31, 1996                         2,672,043          2,670     10,470,306      7,686,593
Exercise of put options                                                     137,499                        12,500       (137,499)
Retirement of treasury
  shares                                      (12,500)           (13)      (137,499)                      (12,500)       137,499
Stock issued for
  compensation                                  2,239              4         15,246
Conversion of notes
  payable to
  shareholders, net
  of deferred costs                         1,285,714          1,286      6,597,956
Compensation under non-
  qualified stock
  options                                                                   111,067
Net income                                                                               1,706,321
                          ------  -----  ------------   ------------   ------------   ------------   ------------   ------------

BALANCES,
  DECEMBER 31, 1997                         3,947,496          3,947     17,194,575      9,392,914
Stock issued for
  compensation                                  1,284              1         16,250
Sale of shares, net
  of issuance costs                           138,566            139        894,494
Compensation under non-
  qualified stock
  options                                                                   111,066
Net income                                                                               3,212,024
                          ------  -----  ------------   ------------   ------------   ------------   ------------   ------------

BALANCES,
  DECEMBER 31, 1998            0  $   0     4,087,346   $      4,087   $ 18,216,385   $ 12,604,938              0   $          0
                          ======  =====  ============   ============   ============   ============   ============   ============

See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------


                                                                     1998          1997           1996
OPERATING ACTIVITIES:
  Net income                                                    $  3,212,024   $  1,706,321   $ 1,046,941
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Equity in earnings of joint venture                             (675,405)    (1,677,003)   (1,179,937)
    Depreciation and amortization                                  2,436,890
    Minority interest                                                469,442
    Gain on sale of equipment                                        (12,766)
    Gain on sale of land                                             (14,280)
    Gain on early retirement of debt                                 (73,321)      (136,796)
    Noncash compensation                                             127,317        126,304
    Deferred taxes                                                  (349,911)      (131,245)       92,106
    Impairment writedown                                             610,338                      492,992
    Other                                                                            11,833        (7,118)
    Changes in operating assets and liabilities:
      Accounts receivable                                              8,333        (30,173)       54,410
      Inventories                                                   (384,030)       325,100      (279,733)
      Prepaid expenses and other assets                             (262,559)       (14,575)
      Accounts payable and accrued expenses                        6,811,660        316,613       448,266
                                                                ------------   ------------   -----------
        Net cash provided by operating activities                 11,903,732        496,379       667,927
                                                                ------------   ------------   -----------

INVESTING ACTIVITIES:
  Construction and equipping of gaming facility                  (30,647,641)   (24,837,605)   (3,724,357)
  Distributions from joint venture                                 1,168,407      1,259,000     2,071,562
  Purchase of joint venture interest and land                    (10,000,000)
  Cash acquired in joint venture acquisition                       1,726,062
  Investment in St. Croix gaming project                            (606,388)
  Collection of note receivable                                                                 1,335,971
  Proceeds from the sale of land, net of costs to sell               593,329
  Other                                                               70,013        (91,316)     (410,841)
                                                                ------------   ------------   -----------
        Net cash used in investing activities                    (37,696,218)   (23,669,921)     (727,665)
                                                                ------------   ------------   -----------

FINANCING ACTIVITIES:
  Proceeds from construction loan                                 23,292,891     12,897,174
  Proceeds from revolving line of credit                          26,583,076
  Proceeds from issuance of convertible debt to shareholders                      5,250,000     1,500,000
  Minority interest contributions to majority-owned subsidiary       617,393      3,831,188     1,496,000
  Payments on long-term debt and revolving line of credit        (15,223,179)    (2,238,901)     (803,500)
  Distributions to minority interest owner                          (250,000)
  Proceeds from issuance of notes payable to shareholders                           850,000
  Payment on notes payable to shareholders                          (300,000)      (550,000)
  Acquisition of treasury stock and payments upon
    exercise of put option                                                         (137,499)     (565,085)
  Sale of common shares, net of issuance costs                       894,633                      774,030
  Other                                                                            (194,501)
                                                                ------------   ------------   -----------
        Net cash provided by financing activities                 35,614,814     19,707,461     2,401,445
                                                                ------------   ------------   -----------

                                                                     (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


                                                               1998         1997        1996

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     $ 9,822,328  $(3,466,081)  $2,341,707

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 1,065,274    4,531,355    2,189,648
                                                           -----------  -----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $10,887,602  $ 1,065,274   $4,531,355
                                                           ===========  ===========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized
    ($1,333,218, $547,730 and $124,366 in 1998, 1997
    and 1996, respectively)                                $ 1,864,395                $  248,626
  Cash paid for income taxes                                 2,566,876  $   759,776      838,000

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Land contributed by minority interest owner                           $ 1,080,000

  Conversion of convertible notes payable to shareholders
    to common stock, net                                                $ 6,597,956


See notes to consolidated financial statements.                      (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.    BUSINESS

      Black Hawk Gaming & Development Company, Inc. (the Company) is an owner, developer and operator of gaming properties in Black Hawk, Colorado. Through April 23, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture (GHV), which owned the Gilpin Hotel Casino, which the Company developed and has managed since 1992. On April 24, 1998, the Company acquired the other 50% interest in GHV and related land for $10 million (see Note 3). In November 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk/Jacobs Entertainment LLC (the LLC) for the purpose of developing and managing a casino/hotel/parking complex in Black Hawk, Colorado (The Lodge Casino at Black Hawk). During the second quarter of 1998, the Company completed the development of the casino portion of The Lodge Casino at Black Hawk (the Lodge), which opened for business on June 24, 1998. On August 17, 1998, the hotel portion of the project opened and on November 6, 1998, the parking garage opened. The total cost of the casino/hotel/parking complex was approximately $74 million (see Note 4).

      The Company operates in a single business segment, casino gaming. Through December 31, 1998, all of the Company's gaming operations have been concentrated in Black Hawk, Colorado.

2.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The accompanying financial statements at December 31, 1998, include the accounts of the Company, its subsidiaries, including the 75% owned subsidiary Black Hawk/Jacobs Entertainment LLC and, beginning on April 24, 1998, the Company's 100% ownership interest in the GHV. Prior to April 24, 1998, the Company accounted for its 50% interest in GHV under the equity method of accounting. All intercompany transactions and balances have been eliminated in consolidation. All intercompany transactions between the Company and GHV have been eliminated to the extent of the Company's 50% ownership in GHV for all periods presented prior to April 24, 1998.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      GOODWILL - Goodwill represents the excess purchase price over net identifiable assets acquired related to the Company's acquisition of the 50% interest in GHV and related land, plus pre-existing goodwill of GHV. Amortization is provided on goodwill by the straight-line method over 15 years.

      DEPRECIATION - Depreciation is provided on building and improvements and equipment by the straight-line method over the estimated useful lives of the assets (39 years for building and improvements and 5 - 7 years for equipment).

      LONG-LIVED ASSETS - The Company periodically evaluates the value of long-lived assets and related goodwill for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of December 31, 1997, management determined that there was no impairment of the Company's long-lived assets. See Note 14 for discussion of the impairment losses recorded during the years ended December 31, 1998 and 1996.

      CAPITALIZED INTEREST - The Company began capitalizing interest expense in 1996 due to the construction of The Lodge casino/hotel/parking complex. Total interest incurred during the years ended December 31, 1998, 1997 and 1996 was $3,720,000, $548,000, and $248,000, respectively. Interest capitalized during the years ended December 31, 1998, 1997 and 1996 totaled approximately $1,333,000, $548,000, and $124,000, respectively. Interest costs incurred subsequent to the opening of the Lodge have been expensed.

      STOCK ISSUED FOR SERVICES - Common stock was issued to directors in 1998 and 1997 for services and was valued at the market value as of the date awarded. Included in marketing, general and administrative expenses in the consolidated statements of income for the years ended December 31, 1998 and 1997 is $16,251 and $15,250, respectively, of expenses related to stock issued for services. The Company did not issue stock for services during 1996.

      EARNINGS PER COMMON SHARE - The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996:


                                    1998                                 1997                                  1996
                  -------------------------------------  -------------------------------------  ------------------------------------
                     INCOME       SHARES      EARNINGS     INCOME        SHARES      EARNINGS     INCOME        SHARES     EARNINGS
                  (NUMERATOR)  (DENOMINATOR)  PER SHARE  (NUMERATOR)  (DENOMINATOR)  PER SHARE  (NUMERATOR)  (DENOMINATOR) PER SHARE

Net income        $3,212,024                             $1,706,321                             $1,046,941
Accretion
  of discount
  on common
  stock
  subject
  to put
  options                                                                                          (20,816)
                                                                                                ----------
Basic
  earnings
  per share:
  Income
  available to
  common
  stockholders     3,212,024     4,016,007      $0.80     1,706,321     2,664,403      $0.64     1,026,125      2,529,801   $0.41
                                                =====                                  =====                                =====
Effect of
  dilutive
  securities:
  Stock
  options,
  warrants and
  convertible
  debt                             240,804                                872,320                                  71,440
                                 ---------                              ---------                               ---------
Diluted
  earnings
  per share       $3,212,024     4,256,811      $0.75    $1,706,321     3,536,723      $0.48    $1,026,125      2,601,241   $0.39
                  ==========     =========      =====    ==========     =========      =====    ==========      =========   =====

      EMPLOYEE STOCK COMPENSATION PLANS - The Company uses the intrinsic value method to account for stock options and similar stock-based employee compensation plans. The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. Options granted to non-employees are valued at estimated fair value and charged to operations as earned.

      DERIVATIVE FINANCIAL INSTRUMENT - The Company is party to an interest rate swap agreement, the purpose of which is to manage the Company's exposure to fluctuations in interest rates. The Company does not enter into derivative transactions for trading purposes. The interest rate swap is designated, and is effective, as a hedge of the underlying debt obligation and is not marked to market. Net amounts owed or receivable under the swap are included in interest expense. If a contract accounted for as a hedge were to be terminated early, any resultant gain (loss) would be deferred and recognized over the original term of the contract.

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

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the classifications used in 1998.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. The Company is not required to adopt SFAS No. 133 until January 1, 2000. The Company has not determined the impact on its financial statements of adopting SFAS No. 133.

3.    GILPIN HOTEL VENTURE

      In May 1991, the Company entered into an agreement to purchase a one-half interest in undeveloped land and an historic hotel property known as the Gilpin Hotel, both located in Black Hawk, Colorado. Simultaneously, the Company entered into a joint venture agreement (the Agreement) to form GHV with Gilpin Ventures, Inc. (GVI), the owners of the remaining one-half interest in the properties, for the purpose of developing and operating a limited-stakes gaming and restaurant facility, the Gilpin Hotel Casino (the Gilpin). The Gilpin opened for business in October 1992. Each party owned 50% of GHV. Under the terms of the Agreement, the Company was the manager of the joint venture.

      Through April 23, 1998, the land and improvements were leased by GHV from the Company and an affiliate of GVI for a fee, as defined in the Agreement, and the Company operated the Gilpin facility for a fee pursuant to a management agreement. In addition, the Company charged GHV a monthly fee for the use of land owned by the Company for parking for the benefit of casino customers. As construction activities related to The Lodge reduced the amount of land available for GHV parking, the Company reduced the monthly parking fee to GHV. The Company's equity in earnings of GHV as reflected in the statements of income for the period January 1, 1998 to April 23, 1998, and for the years ended December 31, 1997 and 1996 has been adjusted for elimination of the Company's share of fees and rentals it received from GHV.

      On December 31, 1997, the Company entered into an agreement with GVI, its joint venture partner in GHV, and affiliates of GVI, which provided for the termination of all agreements between the Company, GVI and its affiliates, and GHV and the sale of all of GVI's and its affiliates' interests in GHV, related land and contracts.

      On April 24, 1998, the Company acquired the 50% interest in GHV and related land for $10,000,000. The Company borrowed $10,000,000 under a $20,000,000 revolving line of credit with Wells Fargo Bank to finance the acquisition. The acquisition has been accounted for by the Company under the purchase method of accounting and GHV's results of operations from April 24, 1998, to December 31, 1998, are included in the accompanying financial statements.

      The Company obtained an appraisal of the assets of GHV at the date of acquisition and the purchase price has been allocated accordingly. The total purchase price, including $429,000 of transaction costs, was allocated to the 50% interest in GHV as follows:

         Cash                                            $    863,000
         Land                                               3,900,000
         Building, furniture, fixtures and equipment        3,430,000
         Other assets                                         329,000
         Goodwill                                           5,224,000
         Notes payable and other liabilities               (3,317,000)
                                                         ------------
         Total purchase price                            $ 10,429,000
                                                         ============

      The Company recorded as additional goodwill the excess of its pre-acquisition investment in GHV over its proportionate share of GHV pre-acquisition net equity.

      Summarized balance sheet information of GHV at December 31, 1997, is as follows:

          Current assets                               $ 3,554,824
          Gaming facility                                8,463,887
          Goodwill                                       1,270,879
                                                       -----------
             Total                                     $13,289,590
                                                       ===========

          Current liabilities                          $ 2,957,496
          Long-term debt                                 4,283,720
          Venturers' investments and advances            6,048,374
                                                       -----------
             Total                                     $13,289,590
                                                       ===========



      Summarized income statement information of GHV for the period January 1, 1998, through April 23, 1998, and the years ended December 31, 1997 and 1996, during which GHV was accounted for under the equity method, is as follows:

                                                   JANUARY 1, 1998
                                                  TO APRIL 23, 1998        1997              1996
          Net revenues                              $ 9,948,008        $ 29,327,886      $ 27,951,521
          Operating costs                            (5,252,437)        (14,998,848)      (14,439,944)
          Marketing, general and administrative
            expenses                                 (2,828,288)         (9,138,439)       (9,396,004)
          Depreciation and amortization                (366,731)         (1,315,897)       (1,228,045)
          Interest                                     (149,743)           (520,696)         (527,654)
                                                    -----------        ------------      ------------
          Net income                                $ 1,350,809        $  3,354,006      $  2,359,874
                                                    ===========        ============      ============

      In connection with the Company's acquisition of the other 50% interest in GHV and related land in April 1998, the Company terminated the land lease, management fee, and parking fee arrangements as provided for in the joint venture agreement.

      Pro forma financial information for the Company, assuming the acquisition had occurred on January 1, 1997 and 1998, respectively, is as follows:

                                           1998               1997

          Net revenues               $   59,759,000     $   29,452,000

          Net income                      3,856,000          3,184,000

          Earnings per share:
            Basic                              0.96               1.20
            Diluted                            0.91               0.90


4.    BLACK HAWK/JACOBS ENTERTAINMENT LLC

      In December 1994, the Company signed a joint venture agreement with Jacobs Entertainment, Inc. (Jacobs) of Cleveland, Ohio, to develop a major casino/hotel/parking structure complex in Black Hawk, Colorado, named The Lodge Casino at Black Hawk. Construction of the 250,000 square foot project began in January 1997. The casino portion of the project was completed and opened for business on June 24, 1998. As a result of the refinements during the development process, it was decided to incorporate a three-story overflow parking structure into The Lodge project. Two stories of the overflow parking structure provide parking for The Lodge and the third-story of the structure provides parking for the Gilpin Hotel Casino. The hotel portion of the project and the garage were completed during August 1998 and November 1998, respectively.

      On November 12, 1996, the Company entered into an agreement with Diversified Opportunities Group (Diversified), Inc. and BH Entertainment Ltd. (BH) (both affiliates of Jacobs) whereby Diversified, BH and the Company created the LLC in which the Company is a 75% member and the Jacobs affiliates are a 25% member. Under the agreement, the Company and Diversified are joint managers of the LLC. In connection with the formation of the LLC, Diversified provided debt and equity financing to the Company as discussed further in Note 7.

5.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                                                 1998           1997

          Note payable; payments of $40,863, including principal and interest at 11% per annum due monthly through 2001 when the remaining principal and interest balance is due; secured
             by GHV equipment                                                                 $ 1,172,363
          Revolving credit facility; interest payments at the prime rate
             (7.75% at December 31, 1998) plus 0.75% due quarterly beginning April 1999 and continuing through April 2001 when the remaining principal and interest balance is due; secured by assets of GHV, GVI and the Company (excluding the
             Company's 75% interest in the Black Hawk/Jacobs
             Entertainment LLC)                                                                15,007,143
          Construction credit facility; converts to a term note payable upon satisfaction of certain requirements which is presently estimated to be
             April 1999; principal payments of $1,175,000 due quarterly beginning January
             1, 2000, and continuing through March 2002 when the remaining principal and interest is due; interest accrues at the quarterly average London Interbank
             Offering Rate (LIBOR) (5.28% for the quarter ended December 31, 1998) plus
             3.50%; secured by the assets of the LLC and is personally guaranteed by an officer, director, and major stockholder of the Company
             and certain of his affiliates                                                     36,171,752     $12,897,174
          Other notes payable                                                                         438             438
                                                                                              -----------     -----------
                                                                                               52,351,696      12,897,612
          Less current portion                                                                    373,639             438
                                                                                              -----------     -----------

          Total                                                                               $51,978,057     $12,897,174
                                                                                              ===========     ===========

      Scheduled principal payments at December 31, 1998, are as follows:

            1999                              $   373,639
            2000                                5,078,252
            2001                               20,128,053
            2002                               26,771,752
                                              -----------

            Total                             $52,351,696
                                              ===========




      The Company has entered into a revolving credit facility providing for maximum borrowings of $20,000,000 and containing a number of affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios and refrain from certain actions without the approval of the lender. As of December 31, 1998, the Company is in compliance with all such debt covenants. Beginning January 1, 1999, the maximum credit line available will be reduced by $500,000 per quarter until April 24, 2001, when the outstanding balance of the facility will be due.

      The construction credit facility provides for maximum borrowings of $40,000,000. The terms of the construction loan include certain general and financial covenants. As of December 31, 1998, the Company is in compliance with all such debt covenants.

      During 1997, the Company repaid debt totaling $2,350,023, including accrued interest of $25,383, in advance of the due date of the debt which resulted in an extraordinary gain of $85,771, net of income taxes of $51,025.

      During 1998, the Company repaid debt of GHV totaling $3,557,595, including accrued interest of $62,827, in advance of the due date of the debt which resulted in an extraordinary gain of $46,192, net of income taxes of $27,129.

6.    WARRANTS

      The Company issued warrants to purchase shares of common stock to the underwriters of its initial public offering. The warrants were exercisable at any time during the period of four years commencing May 1994. On May 12, 1998, the warrants were exercised and 105,598 shares were issued at a price of $7.99 per share.

7.    COMMON STOCK

      In connection with the LLC agreement entered into in 1996, the Company issued 190,476 shares of its common stock to Diversified for $1,000,000 and issued $1,500,000 of convertible debt. Further, after approval by the Company's shareholders in 1997, Diversified purchased an additional $4,500,000 convertible note and certain officers and directors of the Company purchased $750,000 in convertible notes. All of the notes were converted to 1,285,714 shares of common stock on December 30, 1997.

      On December 30, 1994, the Company purchased Millsite 32 in Black Hawk, Colorado, from the bankruptcy court for $3.5 million in the form of $1,000,000 in cash, a $1,400,000 10-year note convertible into the Company's common stock at $20 per share and 100,000 shares of the Company's $.001 par value common stock. The stock could be put back to the Company by the holder, if not sold in the market, for $11 per share at the rate of 12,500 shares per quarter over two years. During 1996 and 1995, the holder put 50,000 and 37,500 shares to the Company for $550,000 and $412,500, respectively. In January 1997, the final 12,500 shares were put back to the Company for $137,499.

      Common stock reacquired has been presented as constructively retired to reflect present Colorado Revised Statutes which provide that all shares of a company which have been reacquired are considered authorized but unissued shares.

8.    STOCK OPTIONS

      The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company for 300,000 shares of common stock. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options for 500,000 shares of common stock. At December 31, 1998, there were 32,150 shares available for future grants under the 1994 Plan and 124,300 shares were available for future grants under the 1996 Plan. Stock option transactions are summarized as follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                  NUMBER OF            EXERCISE             EXERCISE PRICE
                                   SHARES          PRICE PER SHARE             PER SHARE

Outstanding at
  December 31, 1995                 300,000        $ 6.75 - $ 11.00             $ 9.17
  Granted                           682,500        $ 5.63 - $  6.19             $ 5.88
  Forfeited                         (57,500)       $ 6.75 - $ 10.00             $ 9.15
  Terminated                       (317,500)       $ 6.75 - $ 11.00             $ 8.57
                                 ----------
Outstanding at
  December 31, 1996                 607,500        $ 5.63 - $  6.19             $ 5.79
  Granted                            35,000                 $  5.81             $ 5.81
                                 ----------
Outstanding at
  December 31, 1997                 642,500        $ 5.63 - $  6.19             $ 5.79
  Granted                            31,000        $ 7.75 - $  8.38             $ 8.35
  Exercised                         (98,000)       $ 5.63 - $  6.19             $ 6.12
  Forfeited                         (29,950)       $ 5.63 - $  6.19             $ 6.13
                                 ----------
Outstanding at
  December 31, 1998                 545,550        $ 5.63 - $  8.38             $ 5.86
                                 ==========

      Options granted under the 1994 Plan generally vest proportionately over three years on June 30 following the grant date. Options granted under the 1996 Plan generally vest proportionately over three years on each of the first, second, and third anniversary dates of the grant. The number of stock option shares exercisable at December 31, 1998 was 396,367. These stock options have a weighted average exercise price of $5.71 per share.

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

                                                     1998             1997             1996

Net income - as reported                         $ 3,212,024      $ 1,706,321       $ 1,046,941
Net income - pro forma                           $ 3,026,556      $ 1,437,388       $   761,134

Income per share - as reported:
  Basic                                          $      0.80      $      0.64       $      0.41
  Diluted                                        $      0.75      $      0.48       $      0.39
Income per share - pro forma:
  Basic                                          $      0.75      $      0.54       $      0.30
  Diluted                                        $      0.71      $      0.41       $      0.29



      The weighted average fair value of the stock options granted was $3.79 in 1998, $3.19 in 1997, and $3.52 in 1996. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997, and 1996: risk-free interest rate of 5.50%, 5.50%, and 6.00%, respectively; expected dividend yield of 0%; expected life of three to six years; and expected volatility of 60.63%, 73.88%, and 19.68%, respectively. The outstanding stock options at December 31, 1998, have a weighted average remaining contractual life of 6.96 years.

      On November 12, 1996, the Company issued options for 85,000 shares of common stock to non-employees which vest one-third on each anniversary date of the grant. The fair value of the options was $333,200, which is being amortized to operations over the vesting period. The consolidated financial statements for the years ended December 31, 1998 and 1997 reflect compensation expense of $111,066 and $111,067, respectively, related to the vesting of the non-qualified options.

9.    INCOME TAXES

      Income tax expense includes the following current and deferred provisions for the years ended December 31, 1998, 1997 and 1996:

                                       1998              1997             1996

             Current               $2,249,999        $  939,299        $643,787
             Deferred                (349,911)          131,245          92,106
                                   ----------        ----------        --------

             Total                 $1,900,088        $1,070,544        $735,893
                                   ==========        ==========        ========

      Income tax expense includes the following federal and state components for the years ended December 31, 1998, 1997 and 1996:

                                                1998                1997             1996

       Federal                              $1,681,237          $  929,031        $642,010
       State                                   218,851             141,513          93,883
                                            ----------          ----------        --------

       Total                                $1,900,088          $1,070,544        $735,893
                                            ==========          ==========        ========




      The Company's income tax expense for the years ended December 31, 1998, 1997 and 1996 varies from the amount expected by applying the Federal tax rate due to the following items:

                                                            1998           1997          1996

          Expected federal income tax expense            $1,722,413     $  914,972     $606,164
          State income taxes, net of Federal benefit        144,242         93,398       61,963
          Other, net                                         33,433         62,174       67,766
                                                         ----------     ----------     --------

          Total                                          $1,900,088     $1,070,544     $735,893
                                                         ==========     ==========     ========



      The Company's deferred taxes at December 31, 1998 and 1997, are comprised of the following:

                                                                  1998         1997

          Deferred tax assets:
               Start-up costs                                   $ 61,129     $ 58,345
               Land and gaming facilities basis differences      582,921       90,661
               Other                                              42,920
                                                                --------     --------
            Total gross deferred tax assets                      686,970      149,006

          Deferred tax liabilities -
               Accrued expenses                                   82,582
                                                                --------     --------

          Net deferred tax assets                               $604,388     $149,006
                                                                ========     ========


10.   RELATED PARTIES

      During the year ended December 31, 1997, an officer, director and significant shareholder of the Company and another significant shareholder of the Company executed personal letters of credit in the approximate amount of $1,200,000 each to guarantee performance by the Company of certain City of Black Hawk improvements related to The Lodge project. The Company agreed to pay all out-of-pocket transaction costs incurred by the two parties, a facility fee in the approximate amount of one-quarter of one percent of the amount so guaranteed, and to pay additional consideration to be negotiated. During the year ended December 31, 1997, the Company reimbursed the two parties an aggregate amount of $30,298, which represented the fee charged by their individual banks issuing the letters of credit. In addition, during 1997 the Company paid the two parties $6,018 each in facility fees for executing the letters of credit. The letters of credit expired in February 1998 and were renewed for an additional six month term. At the expiration of the extended term, the Company replaced the letters of credit with a single Company-issued letter of credit totaling $526,000 to ensure the one-year warranty period for the public improvements and completion of other City works.

      The Company and BH share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC in the ratio of 60% to the Company and 40% to BH during the first year and 50%-50% thereafter. During the year ended December 31, 1998, BH earned $556,885 in management fees from the LLC which covered the period from commencement of gaming activities at The Lodge Casino (June 24, 1998) through year's end.

      An officer, director and significant shareholder of the Company and certain of his affiliates receive an annual credit enhancement fee of 2% of the amount guaranteed, as defined, for personally guaranteeing the Company's construction loan. Total credit enhancement fees incurred during the years ended December 31, 1998 and 1997 were $546,487 and $36,625, respectively.

      Effective October 1, 1997, the Company entered into a one-year agreement with an affiliate of an officer, director and significant shareholder of the Company to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities. The annual cost to the Company under the agreement was $225,000. On September 30, 1998, the agreement was extended for six months with effectively the same terms as the 1997 agreement. The Company anticipates extension of the agreement for an additional six-month period upon expiration of the extended agreement on March 31, 1999. Through December 31, 1998, the Company had paid $56,250 under the extended agreement.

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

      The Company and the LLC (owner and developer of The Lodge) and other LLC members are defendants in an action for trespass brought in late January 1998 by a company which claims to have succeeded to rights of heirs of certain shareholders of a company which was dissolved under Colorado law in 1942. The action alleges that the long defunct company had certain reversionary rights to a small strip of land included within the boundaries of The Lodge. The Company, the LLC, other LLC members and certain title insurance companies have agreed to enter into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 2, 1998, to represent the interests, if any, ostensibly represented by the plaintiff, who may file an action similar to that described above. If so, the Company intends to vigorously defend the action and to institute and pursue counterclaims.

      The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

      On January 1, 1997, the Gilpin Hotel Casino Employee's 401(k) Plan (the
      Plan) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of the Company. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed approximately $92,400 and $13,800 to the Plan for the years ended December 31, 1998 and 1997, respectively.

12.   DERIVATIVE FINANCIAL INSTRUMENT

      The Company is a party to an Interest Rate Swap Agreement with off-balance-sheet risk. This derivative financial instrument is used in the normal course of business to manage exposure to fluctuations in interest rates and involves market risk, as the instrument is subject to interest rate fluctuations and, potentially, credit risk. This derivative transaction is used to partially hedge interest rate risk in the Company's variable rate debt. The Interest Rate Swap Agreement provides that, on a quarterly basis, the Company pays a fixed rate of 5.18% on the notional amount of $35,000,000 and receives a payment based on LIBOR applied to the notional amount. Gains or losses on the interest rate exchange are included in interest expense as realized or incurred. As of December 31, 1998, the amount of loss the Company would incur if the counterparty failed to perform under the agreement, would be equal to the net settlement amount and is not expected to be material. Neither the counterparty's nor the Company's obligations under the agreement are collateralized. The Company manages its exposure to credit risk related to the interest rate swap by its choice of a counterparty with a high credit rating.

13.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of estimated fair value of the Company's financial instruments has been determined by the Company using available market information and generally accepted valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The asset (liability) amounts for the Company's financial instruments are as follows:

                                              1998                                  1997
                                                      ESTIMATED                             ESTIMATED
                                    CARRYING             FAIR             CARRYING             FAIR
                                     AMOUNT             VALUE              AMOUNT             VALUE

Liabilities -
  Debt                             $ (52,352,000)     $ (52,352,000)     $ (13,198,000)     $ (13,198,000)

Off-Balance Sheet -
  Interest Rate Swap Agreement                               99,000




      The estimation methodologies utilized by the Company are summarized as follows:

      DEBT - The fair value of variable-rate debt is estimated to be equal to its carrying amount. The fair value of fixed rate debt is based on the relatively short time since issuance.

      INTEREST RATE SWAP AGREEMENT - The fair value of the Interest Rate Swap Agreement was based on the present value of estimated payments that would be received by the Company over the term of the swap, based on the forward interest rate swap curve as of December 31, 1998.

14.   IMPAIRMENTS

      As of December 31, 1996, it was determined that the carrying amount of costs incurred to obtain a gaming license in another potential gaming jurisdiction and for costs incurred to develop and test market a new casino game were not recoverable and an impairment loss was recognized. The aggregate impairment loss recognized during the year ended December 31, 1996, totaled $492,992.

      As of December 31, 1998, the Company determined that certain costs incurred in the pursuit of a gaming license in the U.S. Virgin Islands on the island of St. Croix may not be recoverable and an impairment loss should be recognized. This determination was based upon the Company's inability to reach an agreement with respect to certain development issues with the Virgin Islands Casino Control Commission. The impairment loss recognized during the year ended December 31, 1998, was $610,338.

                                   * * * *

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BLACK HAWK GAMING &
                                        DEVELOPMENT COMPANY, INC.


Date:  March 29, 1999                  By: /s/ Jeffrey P. Jacobs
                                           -------------------------------------
                                               Jeffrey P. Jacobs, Chairman and
                                               Chief Executive Officer


Date:  March 29, 1999                      /s/ Stephen R. Roark
                                           -------------------------------------
                                               Stephen R. Roark, President
                                               and Chief Financial  and
                                               Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signature                      Title                                    Date
              ---------                      -----                                    ----

/s/ Jeffrey P. Jacobs                      Director                               March 29, 1999
-----------------------------------
Jeffrey P. Jacobs


/s/ Stephen R. Roark                       Director                               March 29, 1999
-----------------------------------
Stephen R. Roark


/s/ Frank B. Day                           Director                               March 29, 1999
-----------------------------------
Frank B. Day


/s/ J. Patrick McDuff                      Director                               March 29, 1999
-----------------------------------
J. Patrick McDuff


/s/ Robert H. Hughes                       Director                               March 29, 1999
-----------------------------------
Robert H. Hughes


/s/ Timothy Knudsen                        Director                               March 29, 1999
-----------------------------------
Timothy Knudsen

                                  EXHIBIT INDEX

         Filed herewith is the following exhibit:

Number                                 Description
------                                 -----------

10.98-1                       Employment Agreement--Antone R. Cook
27                            Financial Data Schedule