Form 10-Q
period 1999-03-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1999-05-05
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D. C. 20549

                                    FORM 10-Q


        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended March 31, 1999

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________  to  ____________


        Commission File Number:    0-21736


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Colorado                         84-1158484
              ------------------------------             ----------
             (State or other jurisdiction of          (I.R.S. Employer
              incorporation or organization)         Identification No.)

             P.O. Box 21
             240 Main Street
             Black Hawk, Colorado                           80422
             ---------------------------------------       --------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                    4,087,346 shares
------------                                    ----------------
Class                                            Outstanding as of May 5, 1999

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1999


PART I.  FINANCIAL INFORMATION                                          PAGE NO.
                                                                        --------
     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of March 31, 1999
              and December 31, 1998                                        1

              Consolidated Statements of Income for the three
              months ended March 31, 1999 and 1998                         2

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 1999 and 1998                         3

              Notes to Consolidated Financial Statements                   4-5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                6-10

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                            10

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                            11

     Item 2.  Changes in Securities                                        11

     Item 3.  Defaults Upon Senior Securities                              11

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                             11

     Item 5.  Other Information                                            11

     Item 6.  Exhibits and Reports on Form 8-K                             11

SIGNATURES                                                                 12

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

ASSETS                                                                 MARCH 31,       DECEMBER 31,
                                                                         1999             1998
                                                                     -------------    -------------
CURRENT ASSETS
   Cash and cash equivalents                                         $   7,840,093    $  10,887,602
   Accounts receivable                                                     286,570          164,077
   Inventories                                                             507,130          554,493
   Prepaid expenses                                                        774,849          478,866
   Deferred tax asset                                                      338,716          338,716
                                                                     -------------    -------------
              Total current assets                                       9,747,358       12,423,754
                                                                     -------------    -------------

GAMING FACILITIES:

   Land                                                                 15,235,092       15,235,092
                                                                     -------------    -------------

   Building and improvements                                            57,966,514       57,690,399
   Equipment                                                            15,364,347       15,427,185
   Accumulated depreciation                                             (7,189,136)      (6,384,357)
                                                                     -------------    -------------
              Total gaming facilities                                   66,141,725       66,733,227

GOODWILL, NET                                                            6,285,986        6,374,370

OTHER ASSETS                                                             1,534,333        1,029,985

DEFERRED TAX ASSET                                                         265,672          265,672
                                                                     -------------    -------------
                                                                     $  99,210,166    $ 102,062,100
                                                                     =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                             $   7,906,736    $   9,048,273
   Income taxes payable                                                    420,082
   Building costs payable                                                                 2,295,198
   Current portion of long-term debt                                     1,226,035          373,639
                                                                     -------------    -------------
              Total current liabilities                                  9,552,853       11,717,110

NON CURRENT LIABILITIES

   Revolving line of credit and other                                   12,672,508       15,806,305
   Construction loan                                                    31,445,748       36,171,752
   Bonds Payable                                                         6,000,000
                                                                     -------------    -------------
              Total liabilities                                         59,671,109       63,695,167
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        7,750,813        7,541,523
                                                                     -------------    -------------

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
      4,087,346 shares issued and outstanding                                4,087            4,087
   Additional paid-in capital                                           18,216,385       18,216,385
   Retained earnings                                                    13,567,772       12,604,938
                                                                     -------------    -------------

              Total stockholders' equity                                31,788,244       30,825,410
                                                                     -------------    -------------

                                                                     $  99,210,166    $ 102,062,100
                                                                     =============    =============


See notes to consolidated financial statements.

ITEM 1.                   FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,

                                                                   1999            1998
                                                               ------------    ------------
REVENUE:
    Casino                                                     $ 18,635,180    $
    Food and beverage                                             2,150,376
    Hotel                                                           260,814
    Gilpin Hotel Venture - management fees and rental income                        281,419
    Interest and other                                              186,812          10,798
                                                               ------------    ------------

              Total revenue                                      21,233,182         292,217

    Promotional allowances                                        1,471,461
                                                               ------------    ------------

              Net revenue                                        19,761,721         292,217
                                                               ------------    ------------

COSTS AND EXPENSES:
    Casino operations                                             6,074,038
    Food and beverage operations                                  2,135,547
    Hotel operations                                                133,555
    Marketing, general and administrative                         7,439,063         389,536
    Preopening costs                                                                136,673
    Interest                                                      1,106,853
    Depreciation and amortization                                 1,158,890
                                                               ------------    ------------

              Total  costs and expenses                          18,047,947         526,209
                                                               ------------    ------------


MINORITY INTEREST                                                   209,291         (46,668)

EQUITY IN EARNINGS OF JOINT VENTURE                                                 836,683

                                                               ------------    ------------

INCOME BEFORE INCOME TAXES                                        1,504,484         649,360

INCOME TAXES                                                       (541,650)       (244,000)
                                                               ------------    ------------

NET INCOME                                                     $    962,834    $    405,360
                                                               ============    ============

EARNINGS PER SHARE:

              BASIC                                            $       0.24    $       0.10

              Dilutive effect of outstanding:
                          Options                                     (0.01)
                          Warrants
                                                               ------------    ------------

              DILUTED                                          $       0.23    $       0.10
                                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

              BASIC                                               4,087,346       3,947,695

              Dilutive effect of outstanding:
                          Options                                    98,507         191,251
                          Warrants                                                    1,658
                                                               ------------    ------------

              DILUTED                                             4,185,853       4,140,604
                                                               ============    ============

ITEM 1.                   FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
--------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               1999            1998
                                                                           ------------    ------------
OPERATING ACTIVITIES:
     Net Income                                                            $    962,834    $    405,360
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                            1,158,890
     Equity in earnings of joint venture                                                       (555,264)
     Minority interest                                                          209,291         (46,668)
     Noncash compensation                                                                         2,500
     Other                                                                          703           2,228
     Changes in operating assets and liabilities:
              Accounts receivable                                               (97,226)        (35,165)
              Inventories                                                        47,363
              Prepaid expenses                                                 (319,474)
              Other assets                                                       71,840          (8,746)
              Accounts payable and accrued expenses                          (1,166,797)        (70,063)
              Income taxes payable                                              420,082          97,559
                                                                           ------------    ------------
                   Net cash provided by ( used in ) operating activities      1,287,506        (208,260)
                                                                           ------------    ------------

INVESTING ACTIVITIES:
     Proceeds from sale of equipment                                             36,967
     Construction and equipment costs of gaming facility                     (2,801,828)     (8,597,426)
     Distributions from GHC                                                                     200,000
     Other                                                                         (990)        (72,665)
                                                                           ------------    ------------
                 Net cash used in investing activities                       (2,765,851)     (8,470,091)
                                                                           ------------    ------------

FINANCING ACTIVITIES:
     Proceeds from bond issue                                                 6,000,000
     Proceeds from construction loan                                                          8,696,579
     Proceeds from revolving line of credit                                   5,073,182
     Payments on revolving line of credit                                    (8,106,715)
     Payments on long-term debt and note payable                             (3,973,873)
     Payments to refinance existing debt                                       (561,758)
     Other                                                                                       (1,727)
                                                                           ------------    ------------
                 Net cash  ( used in ) provided by financing activities      (1,569,164)      8,694,852
                                                                           ------------    ------------

NET (DECREASE) INCREASE  IN CASH AND CASH
     EQUIVALENTS                                                             (3,047,509)         16,501

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                     10,887,602       1,065,274
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  7,840,093    $  1,081,775
                                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest                                               $  1,119,918    $    357,681
      Cash paid for income taxes                                           $     11,000    $    156,306

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

 1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("the Company"), was incorporated on January 10, 1991 and is an owner, developer and operator of two gaming properties in Black Hawk, Colorado.

         The Gilpin Hotel Casino ("GHC") was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel was one of the oldest in Colorado, however, no hotel or lodging facilities are offered by the casino. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the 50% interest in GHC and related land that it did not previously own. It now offers customers approximately 455 slot machines, 9 table games, two restaurants, four bars and parking for approximately 200 cars.

         The Lodge Casino at Black Hawk ("The Lodge") is a $74 million hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility offers 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The casino portion of The Lodge opened for business on June 24, 1998. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through an LLC, in which the Company owns a 75% interest and affiliates of Jacobs Entertainment Ltd. own 25%. The Lodge and The Gilpin Hotel Casino are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at March 31, 1999 and the results of its operations for the three months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Gilpin Ventures, Inc. and Native American Management Corp. and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. Prior to April 24, 1998, the Company accounted for its investment in GHC under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHC for all periods presented before April 24, 1998.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications - Certain amounts have been reclassified within the 1998 financial statements to conform to the presentation used in 1999.

3. CAPITALIZED CONSTRUCTION INTEREST

         The Company began capitalizing interest expense during 1996, due to the construction of The Lodge hotel/casino/parking complex. Total capitalized interest through March 31, 1998 was approximately $1,418,000 of which $513,000 related to the quarter ended March 31, 1998. Since the third quarter of 1998 all interest costs have been expensed.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (CONTINUED)


4. OTHER MATTERS

         In March 1999 the LLC closed financing, with the Black Hawk Business Improvement District, for $6,000,000 in the form of two series of bonds with interest rates varying between 6.25% and 6.50% and maturing at various times through December 2011 (See Liquidity and Capital Resources).

         On April 26, 1999, the Company closed a $65,000,000 reducing revolving credit facility, which refinanced the Company's pre-existing revolving line of credit and construction loan with a bank syndication group, led by Wells Fargo Bank. The facility has a four-year term, with a variable interest rate based either upon the London Interbank Rate ("LIBOR") or the prime interest rate (as published by Wells Fargo Bank), plus an applicable margin based on the maintenance of certain financial ratios by the Company. Scheduled reductions in availability will commence on July 1, 2000. Through April 1999, the Company has drawn approximately $47,000,000 on the facility. At April 29, 1999, the interest rate paid by the Company on the facility approximated 8.5% (See Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

INTRODUCTION

         During 1998, the Company had two significant events which effected the comparability of the three months ended March 31, 1999 consolidated financial statements to the three months ended March 31, 1998: (1) the acquisition on April 24, 1998 of the other half of the Gilpin Hotel Casino and related land not previously owned by the Company; and (2) the opening of The Lodge Casino on June 24, 1998; both of which significantly impacted the financial reporting of the Company. Specifically, the accompanying consolidated statements of income reflect the operational activity of The Lodge Casino and the Gilpin Hotel Casino for which there are no prior period comparisons. Additionally, the activity of the Gilpin Hotel Casino was reported under the equity method of accounting through April 23, 1998 and by consolidation for all activity after April 23, 1998. Historically, by virtue of the Company's previous 50% ownership of GHC, the Company was required to record its share of the net earnings of GHC, after elimination of intercompany transactions and other adjustments, as "Equity in Earnings of Joint Venture." Although the Company received management fees and rental revenue from the joint venture, equity in earnings of the joint venture accounted for substantially all of the Company's income before income taxes. As a result of the acquisition of GHC, the Company no longer receives rental income from the ground lease or parking fees or management fees from GHC. However, as a result of the 100% ownership of GHC, the Company consolidates all of the operations of GHC and thereby reflects all of the revenue and expense of GHC in its statements of operations. GHC will no longer incur the related expense of rent from the ground lease, parking or management fees.

         RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

         The Company reported net income of $963,000 for the three months ended March 31, 1999 compared to $405,000 for the same period in 1998. The increase in net income for the three months ended March 31, 1999 over the comparable period of 1998 is the result of the impact of The Lodge operations (net of the related minority interest) which commenced on June 24, 1998 and the additional 50% of operating results from the GHC.

         The significant increases in revenue and costs and expenses during the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 is a direct result of consolidation of the GHC and the opening of The Lodge.

         In the opinion of management, The Lodge and GHC's operations for the three months ended March 31, 1999, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. GHC's adjusted gross proceeds (AGP) (which is the difference between amounts wagered by customers and the amount paid to customers) averages for gaming devices (slot machines and table games) remains in excess of the overall gaming averages for the state and the city of Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--THE LODGE

         The Lodge Casino at Black Hawk opened on June 24, 1998 and therefore, there are no comparisons to the prior period presented.

         During the three months ended March 31, 1999, The Lodge had total revenue of $14,291,000. However, when reduced by promotional allowances of $990,000, the net revenue was $13,301,000. The Lodge's total costs and expenses approximated $12,464,000, resulting in pre-tax net income of approximately $837,000 (before elimination of minority interest and inter-company transactions).

         The revenue by operating department of The Lodge for the three months ended March 31, 1999 was as follows: Casino operations of $12,361,000 or 93% of net revenue; food and beverage operations of $498,000 or 4% (net of promotional allowances of $990,000); hotel operations of $261,000 or 2% and other revenue of $181,000 or 1%.

         The Lodge's total costs and expenses were $12,464,000 or 94% of net revenue for the three months ended March 31, 1999. Costs and expenses by operating department before elimination of inter-company transactions were as follows: Casino operations of $4,438,000 or 36%; food and beverage operations of $1,594,000 or 13%; hotel operations of $133,000 or 1%; marketing, general and administrative expenses of $4,740,000 or 38%; depreciation and amortization of $747,000 or 6% and interest expense of $812,000 or 6%.

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO

         During the three months ended March 31, 1999, GHC had total revenue of $6,937,000. However, when reduced by promotional allowances of $482,000, the net revenue was $6,455,000. The GHC's total costs and expenses approximated $5,633,000, resulting in pre-tax net income of approximately $822,000.

         During the three months ended March 31, 1999, the GHC's total revenue decreased $1,748,000 or 20%, when compared to the comparable period in 1998. However, when reduced by a decrease in promotional allowances of $186,000 or 28%, net revenues decreased by $1,562,000 or 19%. Total costs and expenses of GHC decreased by $1,273,000 or 18%, which resulted in an approximate decrease in the pre-tax net income of the GHC of $289,000 or 26% when compared to the comparable period of the prior year.

         Casino revenues decreased by $1,492,000 or 19% and food and beverage revenues decreased by $70,000 (after eliminating the decrease in promotional allowances of $186,000). Management attributes the decrease in casino revenues to: (1) a decrease in the hold percentage on its slot machines; (2) the discontinuance of the poker room operations; (3) the discontinuance of the off track betting operations; (4) a decrease in the number of blackjack type games; and (5) an increase in the overall number of gaming devices in the city of Black Hawk (including those provided by The Lodge). The decrease in food and beverage revenue is primarily due to the increase in the number and type of restaurants now operational in the City of Black Hawk.

         The primary net decrease in costs and expenses was the result of: (1) a decrease in casino operations of $1,518,000 or 43%, principally due to contracts cancelled after acquiring the remaining 50% ownership interest in GHC, discontinuance of costs associated with operating the poker room, the elimination of costs associated with operating the off track betting facilities and a decrease in gaming taxes; (2) a decrease in food and beverage operations of approximately $163,000 or 23%, principally as a result of the decrease in cost of sales and costs associated with contracts cancelled after acquiring the remaining 50% ownership interest in GHC. These decreases were offset by: (1) increases in marketing, general and administrative operations of $112,000 or 5%, principally as a result of increased bussing costs; (2) increased interest expense of $178,000 or 152%, due to the Wells Fargo revolving line of credit, which financed the

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO (CONTINUED)

acquisition; and (3) an increase in depreciation and amortization of $118,000 or 40% related to the step-up in the fair value of the net assets acquired in the acquisition of the other half of GHC. It is management's intention to continue its focus on target marketing to the existing customer base of GHC and to increase the repeat business of new customers. Additionally, the Company is continuing its efforts to enhance the overall product offered at GHC.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was approximately $1,288,000 during the first three months of 1999 as compared to net cash used in operating activities of $208,000 during the first three months of 1998. The principal reason for the increase in cash provided by operating activities is due to an increase in earnings and an increase in depreciation and amortization offset by a decrease in accounts payable and accrued expenses. As a result of the completion of the acquisition of the other half of GHC, the Company's cash flow from operating activities includes the operations of the GHC. The Company has previously reported the cash flow from GHC when it receives distributions as cash from investing activities, however in the future these amounts will be reported as cash generated from operating activities.

         Net cash used in investing activities for the three months ended March 31, 1999 was $2,766,000. The uses of funds included payments for construction and equipping of gaming facilities totaling $2,802,000 and other investing activities of $1,000 and were offset by the proceeds from the sale of equipment of $37,000. Net cash used in investing activities for the first three months of 1998 approximated $8,470,000 and was primarily the result of payments for project development costs associated with The Lodge of $8,597,000 and other financing activities of $73,000, reduced by distributions from GHC of $200,000.

         The net cash used in financing activities during the three months ended March 31, 1999 totaled $1,569,000. Sources of funds included: proceeds from bonds issued by the Business Improvement District totaling $6,000,000 and draws against the Gilpin's revolving line of credit of $5,073,000. These sources were reduced by debt payments of $3,973,000, payments against the Gilpin's revolving line of credit of $8,107,000 and prepayments to refinance existing debt of $562,000. The net cash provided by financing activities during the first three months of 1998 amounted to $8,695,000 and were primarily the result of draws against the Wells Fargo Bank construction loan totaling $8,696,000 offset by other financing activities of $1,700.

         As of March 31, 1999 the Company had working capital of approximately $195,000 as compared to $648,000 at March 31, 1998 after adding back accrued building costs payable, which were funded by The Lodge Casino's construction loan of $3,335,000.

         In March 1999, the LLC closed financing with the Black Hawk Business Improvement District, which is a quasi-municipal corporation and political subdivision of the State of Colorado, organized for the purpose, among others, of providing financing for public improvements and services primarily benefiting the commercial properties within the District. The Bonds were issued in two series with an aggregate principal amount of $6,000,000. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the city of Black Hawk and The Lodge, the proceeds of which were used to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In April 1999, the Company closed financing, with a bank syndication group led by Wells Fargo Bank, ("Wells Fargo"). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $65 million (approximately $45,286,000 million was drawn at closing to pay existing debt at The Lodge totaling $32,508,000 and $12,778,000 was disbursed to pay existing debt at the Gilpin);
(ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest at the rate based on either the prime rate as published by Wells Fargo or the London interbank rate ("LIBOR") each of which is added to an applicable margin based on financial ratios maintained by the Company, (approximately 8.5% at April 29, 1999); (iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first four quarterly reductions in availability will be $1,300,000, the next four quarterly reductions in availability will be in the amount of $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility will be due;
(v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of the assets of the Company, Gilpin Hotel Venture, GVI and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         The Company believes its current working capital position, earnings from its existing operations and its availability from its revolving credit facility will be sufficient to meet its short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company may require additional financing, other joint venture partners, or both.

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

         During 1997 the Company began assessing the impact of the "Year 2000" issue on its operations. The Company has evaluated the Year 2000 issue at both the Gilpin Hotel Casino and The Lodge Casino. This evaluation included both computer-related systems and non-computer-related systems. An outline of the Year 2000 compliance plan includes the following phases with their completion dates:

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)


         The total estimated cost to achieve complete Year 2000 compliance is estimated to be $150,000. Of this amount, $100,000 had been spent or committed at March 31, 1999. This expenditure is expected to replace all date-related systems within the casinos that are not Year 2000 compliant.

         Management believes its Year 2000 solution will address all non-compliance issues found during its Year 2000 assessment. However, if the solution designs are not implemented, or if a Year 2000 compliance issue was not revealed during the Company's assessment, operations could be disrupted which could have a material adverse effect on its financial condition. The Company has received written assurances from the primary supplier of its slot machines that they are not date sensitive and that the Year 2000 issue for the majority of the Company's revenue producing assets is moot, however, the Company can give no assurance in this regard. The Company faces such issues as the possibility that, among other things, electrical and gas power are not available to the Black Hawk community. In the unlikely event that power is not available to the community, the Company has back-up gas driven generators, which will run for approximately 15 to 20 hours between refills. If the Company is unable to secure food and beverage products after exhausting its two day inventory levels, it will attempt to secure food and beverage products from retail outlets. Additionally, if the Company were to lose the use of any of its surveillance equipment as a result of the Year 2000 rollover, it may be required to close the casino until the matter is resolved, but the Company does not believe such an event would go unresolved for longer than 24 hours.

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

         Management believes that the most reasonably-likely worst case scenario is that the Year 2000 rollover would provide unreliable computer data to many of the Company's operating departments such as casino operations, food and beverage, hotel, accounting, finance, facilities, and administration. In the unlikely event that the Company's efforts to avoid this most reasonably likely worst case scenario are not 100% successful, a contingency plan will be implemented. The Company is presently studying its capabilities to manually operate each of the departments referenced above in parallel with their respective automated procedures for at least one week before and one week after the Year 2000 rollover to determine the reliability of all data received. A more detailed contingency plan is being developed based on actual testing results and continued assessments of outside risks. Additionally, the Company is continuing to contact and communicate with all key vendors regarding their Year 2000 respective issues and this ongoing communication may alert the Company to possible future problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company's primary exposure to market risks relates to its long-term notes, which contain variable rates. Thus, the Company is exposed to interest rate risk on this debt, which totaled approximately $45.2 million at March 31, 1999. If market interest rates increase, the Company's cash requirements for interest would also increase. Conversely, if market interest rates decrease, the Company's cash requirements for interest would decrease. However, at March 31, 1999 the Company has partially hedged its exposure to interest rate risk via its participation in an interest rate swap, under which it receives a variable interest payment and pays a fixed interest payment (settled net) on a notional amount of $35 million. This has reduced the Company's exposure to interest rate risk to approximately $10 million of debt not hedged with the interest rate swap.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies or are not deemed material.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits:

                           No.         Description
                          -----        -----------
                           27          Financial Data Schedule

                  (b)    Reports on Form 8-K

                         (1) February 4, 1999, reporting under Item 5 Withdrawal of filing for a casino license in St. Croix and termination of its joint venture and development agreement with the DCI group.

                         (2) April 30, 1999, reporting under Item 5 $65 Million Bank Syndication Credit Facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Black Hawk Gaming & Development Company, Inc. Registrant



Date: May 5, 1999                  By: /s/ Jeffrey P. Jacobs
                                      ----------------------------------------
                                      Jeffrey P. Jacobs, Chairman of the Board
                                      of Directors and Chief Executive Officer


                                       /s/ Stephen R. Roark
                                      ----------------------------------------
                                      Stephen R. Roark, President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------

    27                      Financial Data Schedule