Form 10-Q
period 1999-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1999-07-29
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----                     SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    June 30, 1999
                                  -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               ------------------      -----------------

Commission File Number:   0-21736
                          -------

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                 84 -1158484
    -------------------------------                 -------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

              P.O. Box 21
            240 Main Street
          Black Hawk, Colorado                             80422
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code   (303) 582-1117
                                                             --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                   4,110,557 shares
------------                                   ----------------
Class                                          Outstanding as of July 29, 1999

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                  JUNE 30, 1999


PART I.  FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------
         Item 1.           Consolidated Financial Statements:

                           Consolidated Balance Sheets as of June 30, 1999
                           and December 31, 1998                                        1

                           Consolidated Statements of Income for the three and
                           six months ended June 30, 1999 and 1998                      2

                           Consolidated Statements of Cash Flows for the six
                           months ended June 30, 1999 and 1998                          3

                           Notes to Consolidated Financial Statements                   4-5

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                6-12

         Item 3.           Quantitative and Qualitative Disclosure
                           about Market Risk                                            12

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                            13

         Item 2.           Changes in Securities                                        13

         Item 3.           Defaults Upon Senior Securities                              13

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                             13

         Item 5.           Other Information                                            13

         Item 6.           Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                              14

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

ASSETS                                                                   JUNE 30,          DECEMBER 31,
                                                                           1999               1998
                                                                       -------------      -------------
CURRENT ASSETS
   Cash and cash equivalents                                           $   8,369,573      $  10,887,602
   Accounts receivable                                                        90,400            164,077
   Inventories                                                               527,490            554,493
   Prepaid expenses                                                          796,231            478,866
   Deferred tax asset                                                        338,716            338,716
                                                                       -------------      -------------
                  Total current assets                                    10,122,410         12,423,754
                                                                       -------------      -------------

LAND                                                                      15,235,092         15,235,092
                                                                       -------------      -------------

GAMING FACILITIES:
   Building and improvements                                              57,717,786         57,690,399
   Equipment                                                              16,002,396         15,427,185
   Accumulated depreciation                                               (8,229,929)        (6,384,357)
                                                                       -------------      -------------
                  Total gaming facilities                                 65,490,253         66,733,227

GOODWILL, NET                                                              6,040,665          6,374,370

OTHER ASSETS                                                               3,048,110          1,029,985

DEFERRED TAX ASSET                                                           265,672            265,672
                                                                       -------------      -------------
                                                                       $ 100,202,202      $ 102,062,100
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $   6,786,585      $   9,048,273
   Income taxes payable                                                      237,432
   Building costs payable                                                                     2,295,198
   Current portion of long-term debt                                         570,931            373,639
                                                                       -------------      -------------
                  Total current liabilities                                7,594,948         11,717,110

NON CURRENT LIABILITIES
   Revolving line of credit and other                                        595,672         15,806,305
   Construction loan                                                                         36,171,752
   Reducing and revolving credit facility                                 46,000,000
   Bonds Payable                                                           5,825,000
                                                                       -------------      -------------
                  Total liabilities                                       60,015,620         63,695,167
                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                          7,326,764          7,541,523
                                                                       -------------      -------------

STOCKHOLDERS' EQUITY:
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
      4,110,557 shares issued and outstanding                                  4,110              4,087
   Additional paid-in capital                                             18,358,385         18,216,385
   Retained earnings                                                      14,497,323         12,604,938
                                                                       -------------      -------------

                  Total stockholders' equity                              32,859,818         30,825,410
                                                                       -------------      -------------

                                                                       $ 100,202,202      $ 102,062,100
                                                                       =============      =============



See notes to consolidated financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
--------------------------------------------------------------------------------

                                                                      THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                           JUNE 30,                            JUNE 30,

                                                                    1999              1998              1999              1998
                                                                ------------      ------------      ------------      ------------
REVENUE:
    Casino                                                      $ 20,233,838      $  6,665,182      $ 38,869,018      $  6,665,182
    Food and beverage                                              2,093,382           757,000         4,205,833           757,000
    Hotel                                                            278,698                             539,512
    Gilpin Hotel Casino - management fees and rental income                             60,965                             342,385
    Interest and other                                               179,487            26,692           404,225            37,490
                                                                ------------      ------------      ------------      ------------

        Total revenue                                             22,785,405         7,509,839        44,018,588         7,802,057

    Promotional allowances                                         1,440,105           551,143         2,911,566           551,143
                                                                ------------      ------------      ------------      ------------

        Net revenue                                               21,345,300         6,958,696        41,107,022         7,250,914
                                                                ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
    Casino operations                                              6,290,489         2,205,858        12,364,527         2,205,858
    Food and beverage operations                                   2,053,641           569,521         4,189,190           569,521
    Hotel operations                                                 143,502                             277,057
    Marketing, general and administrative                          8,715,810         2,190,083        16,154,872         2,579,618
    Preopening costs                                                                 1,355,485                           1,492,158
    Interest                                                       1,069,774            14,067         2,176,627            14,067
    Depreciation and amortization                                  1,269,781           315,076         2,428,671           315,076
                                                                ------------      ------------      ------------      ------------

        Total costs and expenses                                  19,542,997         6,650,090        37,590,944         7,176,298
                                                                ------------      ------------      ------------      ------------


MINORITY INTEREST                                                   (349,903)          153,977          (559,194)          200,646

EQUITY IN EARNINGS OF JOINT VENTURE                                                    181,105                           1,017,789

                                                                ------------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM                   1,452,400           643,690         2,956,884         1,293,050

INCOME TAXES                                                        (522,850)         (240,870)       (1,064,500)         (484,870)
                                                                ------------      ------------      ------------      ------------

INCOME BEFORE EXTRAORDINARY ITEM                                     929,550           402,820         1,892,384           808,180

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT, NET OF
  INCOME TAXES                                                                          46,192                              46,192
                                                                ------------      ------------      ------------      ------------

NET INCOME                                                      $    929,550      $    449,012      $  1,892,384      $    854,372
                                                                ============      ============      ============      ============

EARNINGS PER SHARE:

        BASIC
           INCOME BEFORE EXTRAORDINARY ITEM                     $       0.23      $       0.10      $       0.46      $       0.20
           EXTRAORDINARY ITEM                                           --                0.01              --                0.01
                                                                ------------      ------------      ------------      ------------
           NET INCOME                                           $       0.23      $       0.11      $       0.46      $       0.21
                                                                ============      ============      ============      ============

        DILUTED
           INCOME BEFORE EXTRAORDINARY ITEM                     $       0.22      $       0.09      $       0.45      $       0.19
           EXTRAORDINARY ITEM                                           --                0.01              --                0.01
                                                                ------------      ------------      ------------      ------------
           NET INCOME                                           $       0.22      $       0.10      $       0.45      $       0.20
                                                                ============      ============      ============      ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

        BASIC                                                      4,094,611         4,004,565         4,091,182         3,976,130

        Dilutive effect of outstanding:
              Options                                                 79,153           299,407            72,722           252,879
              Warrants                                                                  12,967                              12,624
                                                                ------------      ------------      ------------      ------------

        DILUTED                                                    4,173,764         4,316,939         4,163,904         4,241,633
                                                                ============      ============      ============      ============

--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
--------------------------------------------------------------------------------

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,

                                                                           1999              1998
                                                                       ------------      ------------
OPERATING ACTIVITIES:
     Net Income                                                        $  1,892,384      $    854,372
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                        2,428,671           315,074
     Deferred taxes                                                                          (376,000)
     Equity in earnings of joint venture                                                     (675,405)
     Minority interest                                                      559,194          (200,646)
     Noncash compensation                                                     2,750             6,500
     Gain on early retirement of debt                                                         (73,322)
     Other                                                                    1,733            18,198
     Changes in operating assets and liabilities:
          Accounts receivable                                                98,155           134,282
          Inventories                                                        27,003          (362,439)
          Prepaid expenses                                                 (340,856)
          Other assets                                                      216,442          (467,770)
          Accounts payable and accrued expenses                          (2,286,162)          704,489
          Income taxes payable                                              237,432
                                                                       ------------      ------------
               Net cash provided by (used in) operating activities        2,836,746          (122,667)
                                                                       ------------      ------------

INVESTING ACTIVITIES:
     Cash acquired in acquisition of Gilpin Ventures, Inc.                                  1,726,062
     Gilpin Ventures, Inc. acquisition                                                    (10,000,000)
     Proceeds from sale of equipment                                         48,967
     Construction and equipment costs of gaming facility                 (3,565,967)      (19,166,121)
     Proceeds from the City of Black Hawk for public improvements           380,000
     Distributions to minority interest                                    (773,952)
     Distributions from GHC                                                                 1,168,407
     Other                                                                     (990)           99,186
                                                                       ------------      ------------
             Net cash used in investing activities                       (3,911,942)      (26,172,466)
                                                                       ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from exercise of warrants                                                       846,604
     Minority interest contributions to majority-owned subsidiary                             617,393
     Proceeds from bond issue                                             6,000,000
     Proceeds from construction loan                                                       17,339,535
     Proceeds from GHC revolving line of credit                           6,573,122        17,994,651
     Payments on GHC revolving line of credit                            (8,874,275)
     Proceeds from reducing  and revolving credit facility               47,940,534
     Payment to retire GHC revolving line of credit                     (12,706,000)
     Payment to retire construction loan                                (32,317,500)
     Payments on long-term debt and note payable                         (5,975,974)       (3,476,269)
     Payments to refinance existing debt                                 (2,222,015)
     Other                                                                  139,275           (20,470)
                                                                       ------------      ------------
             Net cash (used in) provided by financing activities         (1,442,833)       33,301,444
                                                                       ------------      ------------

NET (DECREASE) INCREASE  IN CASH AND CASH
     EQUIVALENTS                                                         (2,518,029)        7,006,311

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                 10,887,602         1,065,274
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  8,369,573      $  8,071,585
                                                                       ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash Items:
      Cash paid for interest, net of amounts capitalized               $  2,392,274
      Cash paid for income taxes                                       $    716,500      $    638,306

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999


1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("the Company") was incorporated in January, 1991 and is an owner, developer and operator of two gaming properties in Black Hawk, Colorado.

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

         The Lodge Casino at Black Hawk ("The Lodge") is a hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility offers 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The casino portion of The Lodge opened on June 24, 1998 and the hotel opened in mid August 1998. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through Black Hawk / Jacobs Entertainment, Inc., LLC ("the LLC"), in which the Company owns a 75% interest and affiliates of Jacobs Entertainment Ltd. own 25%. The Lodge and The Gilpin Hotel Casino are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at June 30, 1999 and the results of its operations for the three and six months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Gilpin Ventures, Inc. and Native American Management Corp. and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. Prior to April 24, 1998, the Company accounted for its investment in GHC under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHC for all periods presented before April 24, 1998.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications --- Certain amounts have been reclassified within the 1998 financial statements to conform to the presentation used in 1999.

3. CAPITALIZED CONSTRUCTION INTEREST

         The Company began capitalizing interest expense during 1996, due to the construction of The Lodge hotel/casino/parking complex. Total capitalized interest through June 30, 1998 was approximately $2,282,579 of which $888,000 and $1,401,000 was related to the quarter and six months ended June 30, 1998. Interest costs have been expensed for all periods subsequent to June 30, 1998.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999
                                   (CONTINUED)


4. OTHER MATTERS

         In March 1999 The Lodge closed financing with the Black Hawk Business Improvement District for $6,000,000 in the form of two series of bonds with interest rates varying between 6.25% and 6.50% and maturing at various times through December 2011 (See Management's Discussion and Analysis - Liquidity and Capital Resources).

         On April 26, 1999, the Company closed a $65,000,000 reducing and revolving credit facility with a bank syndication group, led by Wells Fargo Bank, which repaid the Company's existing revolving line of credit and construction loan. The facility has a four-year term, with a variable interest rate based either upon the London Interbank Rate ("LIBOR") or the prime interest rate (as published by Wells Fargo Bank), plus an applicable margin, based on the maintenance of certain financial ratios by the Company. Scheduled reductions in availability will commence on July 1, 2000. Through June 30, 1999, the Company has drawn $46,000,000 on the facility. At June 30, 1999, the interest rate paid on the facility approximated 7.9% (See Management's Discussion and Analysis Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read with the financial statements and the notes included in this Report.

RESULTS OF OPERATIONS

INTRODUCTION

         The consolidated statements of income for the three and six months ended June 30, 1999 combine the corporate overhead of Black Hawk Gaming & Development Company, Inc. and the operational results for The Lodge and GHC. Throughout this report we will refer to these three entities as the Company. The discussion and analysis below will describe the individual components of these operations during the three and six-month periods ended June 30, 1999 as compared to the same time periods last year.

         During 1998, the Company had two significant events. Both of these had a major impact on the comparability and financial reporting of the Company for the three and six months ended June 30, 1999. On April 24, 1998 we acquired the other half of GHC and related land and on June 24, 1998 we opened The Lodge Casino. Because of these two events the consolidated statements of income for 1999 now reflect 100% of the operational activity of The Lodge Casino, GHC, and the corporate overhead of Black Hawk Gaming. The activity of GHC was previously reported under the equity method of accounting through April 23, 1998. After that date we have consolidated all activity of GHC. Before April 24, 1998, because we owned only 50% of GHC, we were required to record our share of the earnings of GHC, after eliminating inter-company transactions and other adjustments, as "equity in earnings of joint venture." Even though we received management fees and rental revenue from GHC, the equity in earnings of the joint venture accounted for almost all of our income before income taxes. Since we bought the other half of GHC, we no longer receive rental income from the ground lease or parking fees or management fees from GHC and GHC no longer has an expense for these same items. Since we now own 100% of GHC, we consolidate all of the operations of GHC and reflect all of the revenue and expense of GHC in our statements of income.

         The Company reported net income of $930,000 and $1,892,000 for the three and six months ended June 30, 1999, compared to $449,000 and $854,000 for the same periods of 1998. The vast majority of the increase in net income for the three and six months ended June 30, 1999 is because The Lodge opened on June 24, 1998. The two periods presented for 1999 contain all Lodge operations (after deducting the 25% portion of the Lodge that the Company does not own) while the 1998 periods only include six full days of Lodge operations. Also, the 1998 periods include 50% of the operations of GHC through April 24, 1998. The 1999 periods include 100% of GHC operations.

         RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

         Corporate overhead for the three months ended June 30, 1999 totaled $790,000 (net of $5,000 of interest income) compared to $425,000 (net of $21,000 of interest income) for the same period of 1998. The net increase of $365,000 is primarily the result of an arbitration loss totaling $298,000 and an increase in labor costs of $67,000 associated with additional employees.

         Corporate overhead for the six months ended June 30, 1999 was $1,107,000 (net of $11,000 of interest income) compared to $753,000 (net of $32,000 of interest income) for the same period of 1998. The net increase of $354,000 for the six months is also primarily the result of the arbitration loss and an increase in labor costs associated with additional employees.

         The Company was a defendant in arbitration proceedings in Denver, Colorado in which a person contended, among other things, that the Company under its former name, Mountain Casino Properties, Inc. ("Mountain Casino") breached a 1991 agreement. On May 26, 1999 the arbitrators awarded the claimant $298,000 in full settlement of all claims submitted to the arbitration.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS-BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC. (CONTINUED)

         As discussed above, the significant increases in revenue and costs and expenses during the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 is a direct result of consolidation of GHC and the opening of The Lodge.

         In the opinion of management, The Lodge and GHC's operations for the three and six months ended June 30, 1999, are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. The Lodge and GHC's adjusted gross proceeds (AGP) (which is the difference between amounts wagered by customers and the amount paid to customers) averages for gaming devices (slot machines and table games) remain in excess of the overall gaming averages for the state and the city of Black Hawk.


         RESULTS OF OPERATIONS--THE LODGE

         The Lodge Casino at Black Hawk opened on June 24, 1998. Therefore, there are no practical comparisons of the prior periods to the current periods, the following will discuss the components of the operations of The Lodge for the three and six month periods ended June 30, 1999.

         During the three months ended June 30, 1999, The Lodge had total revenue of $15,323,000. However, when reduced by promotional allowances of $951,000, the net revenue was $14,372,000. The Lodge's total costs and expenses approximated $12,972,000, resulting in pre-tax net income of $1,400,000 (before elimination of minority interest and inter-company transactions).

         The revenue by operating department of The Lodge for the three months ended June 30, 1999 consisted of: Casino operations of $13,493,000 or 93% of net revenue; food and beverage operations of $529,000 or 4% (net of promotional allowances of $910,000); hotel operations of $238,000 or 2% (net of promotional allowances of $41,000) and other revenue of $112,000 or 1%.

         The Lodge's total costs and expenses were $12,972,000 or 90% of net revenue for the three months ended June 30, 1999. Costs and expenses by operating department before elimination of inter-company transactions were:
Casino operations of $4,512,000 or 35%; food and beverage operations of $1,453,000 or 11%; hotel operations of $144,000 or 1%; marketing, general and administrative expenses of $5,260,000 or 41%; depreciation and amortization of $817,000 or 6% and interest expense of $786,000 or 6%.

         During the six months ended June 30, 1999, The Lodge had total revenue of $29,614,000. However, when reduced by promotional allowances of $1,941,000, the net revenue was $27,673,000. The Lodge's total costs and expenses approximated $25,436,000, resulting in pre-tax net income of $2,237,000 (before elimination of minority interest and inter-company transactions).

         The revenue by operating department of The Lodge for the six months ended June 30, 1999 consisted of: Casino operations of $25,854,000 or 93% of net revenue; food and beverage operations of $1,059,000 or 4% (net of promotional allowances of $1,869,000); hotel operations of $467,000 or 2% (net of promotional allowances of $72,000) and other revenue of $293,000 or 1%.

         The Lodge's total costs and expenses were $25,436,000 or 92% of net revenue for the six months ended June 30, 1999. Costs and expenses in dollar amount and as a percentage of net revenue by operating department before elimination of inter-company transactions were: Casino operations of $8,950,000 or 35%; food and beverage operations of $3,046,000 or 12%; hotel operations of $277,000 or 1%; marketing, general and administrative expenses of $10,000,000 or 39%; depreciation and amortization of $1,564,000 or 6% and interest expense of $1,599,000 or 6%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)


         RESULTS OF OPERATIONS--THE LODGE (CONTINUED)

         Even though we have operated The Lodge for a year through the quarters presented, and there exists no practical comparisons to prior periods, there are some trends in our operations that may prove meaningful to our future operations.

         Specifically, on December 31, 1998 another casino opened in Black Hawk with approximately 1,200 devices and a 1,100 car valet/self-parking garage. Additionally, there are currently 2 other large casinos under construction in Black Hawk which are expected to open late in the fourth quarter of 1999 or early in the first quarter of 2000. Also, discussions are in progress for possibly a third project to recommence construction with an opening date sometime late in 2000 or early 2001.

         We believe the new casinos will expand the existing market to some extent, however we anticipate some of the existing Black Hawk market, including ours, will be lost to the new casinos. The competition within the City will continue to increase as these new casinos open.

         With the increased competition currently in the City and coming in the next six to nine months, we would expect our marketing costs, our personnel costs and some of our other costs at both of our properties to increase significantly while we attempt to maintain our market share.


         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO

         During the three months ended June 30, 1999, GHC had total revenue of $7,457,000. However, when reduced by promotional allowances of $489,000, the net revenue was $6,968,000. GHC's total costs and expenses approximated $6,179,000, resulting in pre-tax net income of approximately $789,000.

         During the three months ended June 30, 1999, GHC's total revenue decreased $767,000 or 9%, when compared to the comparable period in 1998. However, when reduced by a decrease in promotional allowances of $133,000 or 21%, net revenues decreased by $634,000 or 8%. Total costs and expenses of GHC increased by $178,000 or 3%, which resulted in an approximate decrease in the pre-tax net income of the GHC of $812,000 or 51% when compared to the comparable period of the prior year.

         During the three months ended June 30, 1999 casino revenue decreased by $554,000 or 8%; food and beverage revenue decreased by $17,000 (after eliminating the decrease in promotional allowances of $133,000) and other revenues decreased by $63,000 or 50%. The decrease in casino revenue is the result of: (1) a decrease in the hold percentage on our slot machines; (2) the discontinuance of the poker room operations; (3) the discontinuance of the off track betting operations; (4) a decrease in the number of blackjack tables; and
(5) an increase in the overall number of gaming devices in the city of Black Hawk (including those provided by The Lodge). The decrease in food and beverage revenue is primarily due to the increase in the number and type of restaurants now operating in the City of Black Hawk.

         The primary net increase in costs and expenses for the three months ended June 30, 1999 was the result of: (1) increases in marketing, general and administrative operating costs of $489,000 or 22%, principally as a result of increased bussing costs; (2) increased interest expense of $237,000 or 507% on the revolving line of credit which financed the acquisition of the other half of GHC; and (3) an increase in depreciation and amortization of $106,000 or 31% related to the step-up in the fair value of the net assets acquired in the acquisition of the other half of GHC. These decreases were partially offset by:
(1) a decrease in casino operation costs of $627,000 or 22%, principally due to contracts cancelled after acquiring the remaining 50% ownership interest in GHC, discontinuance of costs associated with operating the poker room, the elimination of costs associated with operating the off track betting facilities and a decrease in

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO (CONTINUED)

gaming taxes; (2) a decrease in food and beverage operations of approximately $27,000 or 5%, principally due to the decrease in cost of sales and costs associated with contracts cancelled after acquiring the remaining 50% ownership interest in GHC.

         During the six months ended June 30, 1999, GHC had total revenue of $14,394,000. However, when reduced by promotional allowances of $970,000, the net revenue was $13,424,000. GHC's total costs and expenses approximated $11,813,000, resulting in pre-tax net income of approximately $1,611,000.

         During the six months ended June 30, 1999, GHC's total revenue decreased $2,515,000 or 15%, when compared to the comparable period in 1998. However, when adjusted for a decrease in promotional allowances of $319,000 or 25%, net revenues decreased by $2,196,000 or 14%. Total costs and expenses of GHC decreased by $1,095,000 or 8%, which resulted in an approximate decrease in the pre-tax net income of GHC of $1,101,000 or 41% when compared to the comparable period of the prior year.

         During the six months ended June 30, 1999, casino revenue decreased by $2,045,000 or 14%; food and beverage revenue decreased by $74,000 (after eliminating the decrease in promotional allowances of $319,000) and other revenue decreased by $77,000 or 43%. The decrease in revenue is the result of the same factors described above for the three months ended June 30, 1999

         The primary net decrease in costs and expenses for the six months ended June 30, 1999 was the result of: (1) a decrease in casino operations costs of $2,144,000 or 34%, principally due to contracts cancelled after acquiring the remaining 50% ownership interest in GHC, discontinuance of costs associated with operating the poker room, the elimination of costs associated with operating the OTB and a decrease in gaming taxes; (2) a decrease in food and beverage operations of approximately $189,000 or 14%, principally due to the decrease in cost of sales and costs associated with contracts cancelled after acquiring the remaining 50% ownership interest in GHC. These decreases were offset by: (1) increases in marketing, general and administrative costs of $601,000 or 14%, principally as a result of increased bussing costs; (2) increased interest expense of $414,000 or 253%, on the revolving line of credit which financed the acquisition of the other half of the GHC; and (3) an increase in depreciation and amortization of $223,000 or 35% related to the step-up in the fair value of the net assets acquired in the acquisition of the other half of GHC.

         GHC's operations have been impacted by the additional competition in Black Hawk, including The Lodge. However, we continue to review our overall costs at the GHC as well as eliminate areas that do not provide a meaningful contribution to our operations, such as the OTB facility and the poker room, in an effort to be able to successfully compete within the market place. We intend to continue our focus on target marketing to the existing customer base of GHC and to increase and retain our new customers. Additionally, we are working on enhancing the overall product offered at GHC in an effort to be responsive to the new and increased competition in Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $2,837,000 during the first six months of 1999 as compared to net cash used in operating activities of $123,000 during the first six months of 1998. The principal reason for the increase in cash provided by operating activities is due to an increase in earnings before depreciation and amortization offset by a decrease in accounts payable and accrued expenses. As a result of the completion of the acquisition of the other half of GHC, our cash flow from operating activities now includes the operations of the GHC. We previously reported the cash flow from GHC when we received distributions as cash from investing activities, however, GHC cash flow is now reported as cash generated from operating activities.

         Net cash used in investing activities for the six months ended June 30, 1999 was $3,912,000. This included payments for construction and equipping our gaming facilities totaling $3,566,000 and distributions to our 25% minority interest owner of The Lodge of $774,000. The proceeds from the sale of equipment of $49,000, payments from the City of Black Hawk for its negotiated share of public improvements in the amount of $380,000 and $1,000 in other investing related activities offset some of the cash we used. Net cash used in investing activities for the six months ended June 30, 1998 was $26,172,000 and was the result of payments of project development costs associated with The Lodge of $19,166,000 and the acquisition of GHC for $10,000,000, offset by cash on GHC books as of the date of acquisition of the GHC buyout of $1,726,000, distributions from GHC of $1,169,000 and other investing activities of $99,000.

         The net cash used in financing activities during the six months ended June 30, 1999 totaled $1,443,000. Sources of funds that we generated included: proceeds from bonds issued by the Business Improvement District totaling $6,000,000, borrowings against the GHC's revolving line of credit of $6,573,000, and proceeds from the borrowing of the Wells Fargo syndicated bank loan of $47,941,000 and other proceeds of $139,000. These sources of funds were reduced by debt payments of $5,976,000, payments against the Gilpin's revolving line of credit of $8,874,000, payments to retire GHC revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000 and payments to refinance debt of $2,222,000. The net cash provided by financing activities during the six months ended June 30, 1998 was $33,300,000 and was the result of draws against The Lodge's construction loan of $17,339,000, draws against GHC's line of credit of $17,995,000, minority interest contributions of $617,000, proceeds from the exercise of warrants of $847,000 offset by debt payments of $3,476,000 and other net financing activities of $21,000.

         As of June 30, 1999 the Company had working capital of approximately $2,527,000 as compared to $2,975,000 at June 30, 1998 after adding back accrued building costs payable, which were funded under the Wells Fargo Bank credit facility.

         In March 1999, the LLC closed financing with the Black Hawk Business Improvement District, which is a quasi-municipal corporation and political subdivision of the State of Colorado, generally organized for the purpose of providing financing for public improvements and services benefiting the commercial properties within the District. The Bonds were issued in two series with a total principal balance of $6,000,000. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the city of Black Hawk and The Lodge. The Company used the proceeds to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In April 1999, the Company closed financing with a bank syndication group led by Wells Fargo Bank ( "Wells Fargo" ). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing and revolving commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt and accrued interest at The Lodge and GHC totaling $32,508,000 and $12,778,000, respectively), (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest at a rate based on either the prime rate published by Wells Fargo or the London interbank rate ("LIBOR) each of which is added to an applicable margin based on financial ratios maintained by the Company (approximately 7.9% at June 30, 1999); (iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first per quarter reductions in availability are $1,300,000, the next four per quarter reductions in availability are $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility is due; (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of the assets of the Company, GHC and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         The Company believes its current working capital position, earnings from its existing operations and the availability from its revolving credit facility are sufficient to meet its short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. However, any significant development of other projects by the Company may require additional financing, other joint venture partners, or both.

YEAR 2000 ISSUE

         The "Year 2000" issue potentially affects virtually all companies and organizations. Specifically, the Year 2000 issue is the result of many existing computer programs using only two digits to identify a year in the date field. Many of these programs were designed and developed without considering the impact of the change in the upcoming century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000.

         During 1997, we began assessing the impact of the Year 2000 issue on our operations. We have evaluated the Year 2000 issue at GHC, The Lodge Casino and at Black Hawk Gaming's corporate offices. This evaluation included both computer-related systems and non-computer-related systems. An outline of the Year 2000 compliance plan includes the following phases with their completion dates:

         o Initial assessment and impact analysis--Completed September 30, 1998
         o Inventory and detailed assessment--Completed September 30, 1998
         o Solution design and budget determination--Completed October 31, 1998
         o Budget approval--Completed December 31, 1998
         o Conversion and testing phase--August 31, 1999 (estimated)
         o Final assessment--September 30, 1999 (estimated)

         We have determined that approximately 15% of our various computer-related systems and non-computer-related systems are non-compliant and will need to be modified or replaced so they will function properly in the year 2000 and beyond.

         The total estimated cost to achieve complete Year 2000 compliance and replace or modify all date-related systems company wide that are not Year 2000 compliant is estimated to be $150,000. Of this amount, approximately $131,000 has been spent or committed at June 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)

         We believe our Year 2000 solution will address all non-compliance issues found during its Year 2000 assessment. However, if the solution designs are not implemented, or if a Year 2000 compliance issue was not revealed during our assessment, operations could be disrupted which could have a material adverse effect on our financial condition. We have received written assurances from the primary supplier of our slot machines that they are not date sensitive and that the Year 2000 issue for the majority of our revenue producing assets is not a factor, however, the we can give no assurance in this regard. We face third party issues such as the possibility that, among other things, electrical and gas power will not be available to the Black Hawk community. In the event that power is not available to the community, we have back-up gas driven generators, which will run for approximately 15 to 20 hours between refills. If we are unable to secure food and beverage products after exhausting our two day inventory levels, we will attempt to secure food and beverage products from retail outlets. Additionally, if we were to lose the use of any of our surveillance equipment as a result of the Year 2000 rollover, we may be required to close the casino until the matter is resolved, but we do not believe such an event would go unresolved for more than 24 hours.

         Although we have confirmed the Year 2000 compliance of most of our vendors, no assurance can be given that our vendors will, in fact, be fully compliant. The Information Systems Department personnel will be on the property during the time of the Year 2000 rollover to assist and solve any date related issues that may occur. Additionally, in the days following the rollover, the accounting department will compare all computer-related data with a paper trail backup. This comparison should give us confidence that the data was processed correctly.

         We believe that the most reasonably-likely worst case scenario is that the Year 2000 rollover would provide unreliable computer data to many of our operating departments such as casino operations, food and beverage, hotel, accounting, finance, facilities, and administration. In the unlikely event our efforts to avoid this most reasonably likely worst case scenario are not 100% successful, a contingency plan will be implemented. We are presently and have been studying our capabilities to manually operate each of the departments referenced above in parallel with their respective automated procedures for at least one week before and one week after the Year 2000 rollover to determine the reliability of all data received. A more detailed contingency plan is being developed based on actual testing results and continued assessments of outside risks. Additionally, we are continuing to contact and communicate with all key vendors regarding their Year 2000 issues and this ongoing communication may alert us to possible future problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our long-term notes, which contain variable rates. We are exposed to interest rate risk on this debt, which totaled approximately $46 million at June 30, 1999. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease. However, at June 30, 1999 we have partially hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receives a variable interest payment and pay a fixed interest payment on a notional amount of $35 million. This has reduced our exposure to interest rate risk to approximately $11 million of debt not hedged with the interest rate swap at June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  We are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies or are not deemed material.

                  On June 25, 1999, a complaint was filed by a casino which operates downstream from The Lodge Casino against Black Hawk / Jacobs Entertainment LLC ("LLC"), which owns and operates The Lodge Casino and against John Does 1-3 which apparently are other casino projects upstream from the plaintiff's. The complaint alleges that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge Casino property and the properties of John Does 1-3, which are presently under construction. The LLC, which is 75% owned by the Company, has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will not result in any material liability to the Company.

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None


Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits:

                           No.              Description
                           ---              -----------

                           10.99-1  Employment Agreement

                           27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Black Hawk Gaming & Development Company, Inc. Registrant



Date: July 29, 1999         By:    /s/ Jeffrey P. Jacobs
                                   ---------------------
                                   Jeffrey P. Jacobs, Chairman of the Board
                                   of Directors and Chief Executive Officer



                                   /s/ Stephen R. Roark
                                   --------------------
                                   Stephen R. Roark, President and Chief
                                   Financial Officer

                                  EXHIBIT INDEX

             No.                   Description
             ---                   -----------

           10.99-1             Employment Agreement

           27                  Financial Data Schedule