Form 10-Q
period 1999-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 1999-11-09
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        -----  SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1999

                                       OR

        ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission File Number:    0-21736


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                84 -1158484
       ---------------------------------             -------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

       P.O. Box 21
       240 Main Street
       Black Hawk, Colorado                                  80422
       ---------------------------------             -------------------
       (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (303) 582-1117


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                4,110,557 shares
------------                                ----------------
Class                                       Outstanding as of November 9, 1999

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1999


PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                  --------
         Item 1.  Consolidated Financial Statements:

                       Consolidated Balance Sheets as of September 30, 1999
                       and December 31, 1998                                         1

                       Consolidated Statements of Income for the three and
                       nine months ended September 30, 1999 and 1998                 2

                       Consolidated Statements of Cash Flows for the nine
                       months ended September 30, 1999 and 1998                      3

                       Notes to Consolidated Financial Statements                    4-5

         Item 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                 6-15

         Item 3.       Quantitative and Qualitative Disclosure
                       about Market Risk                                             15

PART II. OTHER INFORMATION

         Item 1.       Legal Proceedings                                             16

         Item 2.       Changes in Securities                                         16

         Item 3.       Defaults Upon Senior Securities                               16

         Item 4.       Submission of Matters to a Vote of
                       Security Holders                                              16

         Item 5.       Other Information                                             16

         Item 6.       Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                           17

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.                    FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
--------------------------------------------------------------------------------

ASSETS                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                           1999                  1998
                                                                       -------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                           $  10,075,645         $ 10,887,602
   Accounts receivable                                                       122,487              164,077
   Inventories                                                               536,666              554,493
   Prepaid expenses                                                          777,068              478,866
   Deferred tax asset                                                        358,396              338,716
                                                                       -------------         ------------
                  Total current assets                                    11,870,262           12,423,754
                                                                       -------------         ------------

LAND                                                                      15,235,092           15,235,092
                                                                       -------------         ------------

GAMING FACILITIES
   Building and improvements                                              57,749,145           57,690,399
   Equipment                                                              16,131,017           15,427,185
   Accumulated depreciation                                               (9,329,038)          (6,384,357)
                                                                       -------------         ------------
                  Total gaming facilities                                 64,551,124           66,733,227

GOODWILL, NET                                                              5,926,506            6,374,370

OTHER ASSETS                                                               3,067,734            1,029,985

DEFERRED TAX ASSET                                                                                265,672
                                                                       -------------         ------------
                                                                       $ 100,650,718         $102,062,100
                                                                       =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                               $   8,396,655         $  9,048,273
   Income taxes payable                                                      640,445
   Building costs payable                                                                       2,295,198
   Current portion of long-term debt                                         582,571              373,639
                                                                       -------------         ------------
                  Total current liabilities                                9,619,671           11,717,110

NON CURRENT LIABILITIES
   Revolving line of credit and other                                       489,429            15,806,305
   Construction loan                                                                           36,171,752
   Reducing and revolving credit facility                                42,000,000
   Bonds Payable                                                          5,825,000
   Deferred tax liability                                                    20,914
                                                                       -------------         ------------
                  Total liabilities                                       57,955,014           63,695,167
                                                                       -------------         ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                          7,785,940            7,541,523
                                                                       -------------         ------------

STOCKHOLDERS' EQUITY
   Preferred stock; $.001 par value; 10,000,000 shares authorized;
       none issued and outstanding
   Common stock; $.001 par value; 40,000,000 shares authorized;
   4,110,557 and 4,087,346 shares issued and outstanding, respectively         4,111                4,087
   Additional paid-in capital                                             18,358,385           18,216,385
   Retained earnings                                                      16,547,268           12,604,938
                                                                       -------------         ------------

                  Total stockholders' equity                              34,909,764           30,825,410
                                                                       -------------         ------------

                                                                       $ 100,650,718         $102,062,100
                                                                       =============         ============


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                    SEPTEMBER 30,

                                                                          1999           1998              1999           1998
                                                                       ------------   ------------      ------------   ------------
REVENUE
    Casino                                                             $ 22,037,488   $ 21,296,237      $ 60,906,507   $ 27,961,421
    Food and beverage                                                     2,368,881      2,458,542         6,574,715      3,271,347
    Hotel                                                                   306,398        121,458           845,911        121,458
    Gilpin Hotel Casino - management fees and rental income                                                                 342,384
    Interest and other                                                      221,005        253,286           625,229        234,973
                                                                       ------------   ------------      ------------   ------------

        Total revenue                                                    24,933,772     24,129,523        68,952,362     31,931,583

    Promotional allowances                                                1,591,609      1,712,801         4,503,176      2,267,067
                                                                       ------------   ------------      ------------   ------------

        Net revenue                                                      23,342,163     22,416,722        64,449,186     29,664,516
                                                                       ------------   ------------      ------------   ------------

COSTS AND EXPENSES
    Casino operations                                                     6,328,646      6,985,332        18,693,175      9,181,496
    Food and beverage operations                                          2,275,800      2,322,541         6,464,989      2,890,749
    Hotel operations                                                        153,773        151,245           430,829        156,253
    Marketing, general and administrative                                 8,430,028      6,841,143        24,584,902      9,423,637
    Preopening costs                                                                        77,217                        1,569,379
    Interest                                                              1,076,471      1,216,390         3,253,098      1,230,457
    Depreciation and amortization                                         1,253,323        995,231         3,681,993      1,310,307
                                                                       ------------   ------------      ------------   ------------

        Total  costs and expenses                                        19,518,041     18,589,099        57,108,986     25,762,278
                                                                       ------------   ------------      ------------   ------------


MINORITY INTEREST                                                          (684,176)      (595,729)       (1,243,370)      (395,083)

EQUITY IN EARNINGS OF JOINT VENTURE                                                                                       1,017,789

                                                                       ------------   ------------      ------------   ------------

INCOME BEFORE INCOME TAXES  & EXTRAORDINARY ITEM                          3,139,946      3,231,894         6,096,830      4,524,944

INCOME TAXES                                                             (1,090,000)    (1,206,000)       (2,154,500)    (1,690,870)
                                                                       ------------   ------------      ------------   ------------

INCOME BEFORE EXTRAORDINARY ITEM                                          2,049,946      2,025,894         3,942,330      2,834,074

EXTRAORDINARY ITEM - EARLY RETIREMENT OF DEBT, NET OF INCOME TAXES                                                           46,192
                                                                       ------------   ------------      ------------   ------------

NET INCOME                                                             $  2,049,946   $  2,025,894      $  3,942,330   $  2,880,266
                                                                       ============   ============      ============   ============

EARNINGS PER SHARE

        BASIC
           INCOME BEFORE EXTRAORDINARY ITEM                            $       0.50   $       0.50      $       0.96   $       0.71
           EXTRAORDINARY ITEM                                                                                                  0.01
                                                                       ============   ============      ============   ============
           NET INCOME                                                  $       0.50   $       0.50      $       0.96   $       0.72
                                                                       ============   ============      ============   ============

        DILUTED
           INCOME BEFORE EXTRAORDINARY ITEM                            $       0.49   $       0.47      $       0.94   $       0.67
           EXTRAORDINARY ITEM                                                                                                  0.01
                                                                       ============   ============      ============   ============
           NET INCOME                                                  $       0.49   $       0.47      $       0.94   $       0.68
                                                                       ============   ============      ============   ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

        BASIC                                                             4,110,557      4,054,423         4,097,641      4,002,227

        Dilutive effect of outstanding
              Options                                                        54,331        285,915            75,470        248,200
              Warrants                                                                                                       10,659
                                                                       ------------   ------------      ------------   ------------

        DILUTED                                                           4,164,888      4,340,338         4,173,111      4,261,086
                                                                       ============   ============      ============   ============

ITEM 1.         FINANCIAL STATEMENTS (CONTINUED)
--------------------------------------------------------------------------------
BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           1999              1998
                                                                       ------------      ------------
OPERATING ACTIVITIES
     Net Income                                                        $  3,942,330      $  2,880,266
     Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                        3,681,993         1,310,307
     Deferred taxes                                                         266,906          (395,000)
     Equity in earnings of joint venture                                                     (675,405)
     Minority interest                                                    1,243,370           395,083
     Noncash compensation                                                     2,750            13,000
     Gain on early retirement of debt                                                         (73,322)
     Other                                                                   55,678             6,342
     Changes in operating assets and liabilities
         Accounts receivable                                                 66,858           491,824
         Inventories                                                         17,827          (281,023)
         Prepaid expenses                                                  (321,693)
         Other assets                                                       194,941          (704,290)
         Accounts payable and accrued expenses                             (676,881)          604,648
         Income taxes payable                                               640,445
                                                                       ------------      ------------
              Net cash provided by operating activities                   9,114,524         3,572,430
                                                                       ------------      ------------

INVESTING ACTIVITIES
     Gilpin Ventures, Inc. acquisition                                                    (10,000,000)
     Cash acquired in acquisition of Gilpin Ventures, Inc.                                  1,726,062
     Proceeds from sale of equipment                                         68,739
     Construction and equipment costs of gaming facility                 (3,837,841)      (20,536,129)
     Proceeds from the City of Black Hawk for public improvements           380,000
     Investment in St. Croix gaming project                                                  (521,461)
     Distributions from GHC                                                                 1,168,407
     Proceeds from the sale of Oklahoma City land                                             600,000
     Other                                                                     (990)           99,486
                                                                       ------------      ------------
            Net cash used in investing activities                        (3,390,092)      (27,463,635)
                                                                       ------------      ------------

FINANCING ACTIVITIES
     Proceeds from bond issue                                             6,000,000
     Proceeds from construction loan                                                       22,957,981
     Proceeds from GHC revolving line of credit                           6,573,122        17,994,651
     Payments on GHC revolving line of credit                            (8,874,275)
     Proceeds from reducing  and revolving credit facility               47,940,534
     Payment to retire GHC revolving line of credit                     (12,706,000)
     Payment to retire construction loan                                (32,317,500)
     Payments on long-term debt and note payable                        (10,070,578)       (8,333,247)
     Payments to refinance existing debt                                 (2,222,015)
     Proceeds from exercise of warrants                                                       846,604
     Distributions to minority interest                                    (998,952)
     Minority interest contributions to majority-owned subsidiary                             617,393
     Other                                                                  139,275           (20,470)
                                                                       ------------      ------------
            Net cash  (used in) provided by financing activities         (6,536,389)       34,062,912
                                                                       ------------      ------------

NET (DECREASE) INCREASE  IN CASH AND CASH
     EQUIVALENTS                                                           (811,957)       10,171,707

CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                 10,887,602         1,065,274
                                                                       ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 10,075,645      $ 11,236,981
                                                                       ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash Items
      Cash paid for interest, net of amounts capitalized               $  3,528,230      $    543,515
      Cash paid for income taxes                                       $  1,116,500      $  1,021,772

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999


1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("the Company") was incorporated in January 1991, and is an owner, developer and operator of two gaming properties in Black Hawk, Colorado.

         The Gilpin Hotel Casino ("GHC") was the Company's first casino project. The 37,000 square foot facility is located in the heart of the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel was one of the oldest in Colorado; however, no hotel or lodging facilities are offered by the casino. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the 50% interest in GHC and related land that it did not previously own. It now offers customers approximately 455 slot machines, 9 table games, two restaurants, four bars and parking for approximately 200 cars.

         The Lodge Casino at Black Hawk ("The Lodge") is a hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility offers 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The casino portion of The Lodge opened on June 24, 1998 and the hotel opened in mid August 1998. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through Black Hawk / Jacobs Entertainment, Inc., LLC ("the LLC"). The Company owns a 75% interest in the LLC and affiliates of Jacobs Entertainment Ltd. own the remaining 25% interest. The Lodge and The Gilpin Hotel Casino are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at September 30, 1999 and the results of its operations for the three and nine months then ended. The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly owned subsidiary Gilpin Ventures, Inc. and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation. Prior to April 24, 1998, the Company accounted for its investment in GHC under the equity method of accounting. All inter-company transactions have been eliminated to the extent of the Company's 50% ownership in GHC for all periods presented before April 24, 1998.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-K for the year ended December 31, 1998. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications --- Certain amounts have been reclassified within the 1998 financial statements to conform to the presentation used in 1999.

3. CAPITALIZED CONSTRUCTION INTEREST

         The Company began capitalizing interest expense during 1996, due to the construction of The Lodge. Total capitalized interest through September 30, 1998 was approximately $2,282,579 of which $1,401,000 was related to the nine months ended September 30, 1998. Interest costs have been expensed for all periods subsequent to June 30, 1998.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (CONTINUED)


4. OTHER MATTERS

         In March 1999 The Lodge closed financing with the Black Hawk Business Improvement District for $6,000,000 in the form of two series of bonds with interest rates varying between 6.25% and 6.50% and maturing at various times through December 2011 (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

         On April 26, 1999, the Company closed a $65,000,000 reducing and revolving credit facility with a bank syndication group, led by Wells Fargo Bank. Essentially, the facility combined the Company's revolving line of credit at GHC and the LLC's construction loan. The facility has a four-year term, with a variable interest rate based either upon the London Interbank Rate ("LIBOR") or the prime interest rate (as published by Wells Fargo Bank) plus an applicable margin (based on the maintenance of certain financial ratios by the Company). Scheduled reductions in availability will commence on July 1, 2000. The balance of the facility at September 30, 1999 is $42,000,000 and the interest rate on the facility approximated 8.7% (see Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read with the financial statements and the notes included in this Report.

INTRODUCTION

During 1998, the Company had two significant events that had a major impact on the financial reporting and comparability of the Company's consolidated financial statements. The first event--the acquisition of the other half of GHC and related land, occurred on April 24, 1998 and increased the Company's ownership percentage in GHC from 50% to 100%. The second event--the opening of The Lodge Casino, occurred on June 24, 1998. As a result of these two events, the consolidated financial statements for the three and nine months ended September 30, 1999 include the operating results of GHC and The Lodge Casino, and of less significance the corporate overhead of Black Hawk Gaming & Development Company, Inc. ("BHWK").

Throughout this report we will refer to these three entities as "the Company". The discussion and analysis below comments on the Company's consolidated operations as well as the operating results for each of its components for the three and nine months ended September 30, 1999 and 1998.

         Prior to April 24, 1998 the activity of GHC was reported under the equity method of accounting which required us to record our 50% share of the earnings of GHC, after eliminating inter-company transactions and other adjustments, under the caption "equity in earnings of joint venture." Even though we received management fees and rental revenue from GHC, the equity in earnings of the joint venture accounted for almost all of our income before income taxes. Since April 24, 1998, we consolidate all of GHC operations into our consolidated financial statements. Furthermore, we no longer receive management fees or rental income from the ground or parking leases and GHC no longer incurs those related expenses.

         Due to the timing of the acquisition of the other half of GHC and the opening of The Lodge, the consolidated financial statements for the nine months ended September 30, 1999 are not comparable to the same period of the prior year. However, except for hotel operations at The Lodge, which did not commence until August 17, 1998, the consolidated financial statements for the three months ended September 30, 1999 and 1998 are comparable.

INCREASED COMPETITION

         On December 31, 1998 another casino opened in Black Hawk with approximately 1,200 devices and a 1,100 car valet/self-parking garage. Additionally, there are two other casinos under construction in Black Hawk, which are expected to open late in the fourth quarter of 1999 or early in the first quarter of 2000. Discussions are in progress for possibly a third project to recommence construction with an opening date sometime in 2001 or 2002, and a fourth project in Black Hawk has begun to pursue various predevelopment efforts and submittals with the City of Black Hawk. While it is uncertain at this time whether or not these two additional projects will in fact commence operations, it is apparent that increased competition within the Black Hawk market is a certainty.

         While we believe these new casinos may expand the existing market, we would anticipate some of the existing Black Hawk market, including ours, to be lost to the new casinos. The competition within our market area will continue to increase as these new casinos open. As competition continues to increase, we would expect our marketing costs, our personnel costs and some of our other costs at both of our properties to increase while we attempt to maintain our market share.

RESULTS OF OPERATIONS

         The following discussion presents an analysis of the results of operations of the Company for the three and nine months ended September 30, 1999 and 1998. EBITDA (earnings before interest, taxes depreciation and amortization, and other) is presented in the selected financial data table below and is included in the discussion of operating results. EBITDA should not be construed as an alternative to operating income or net income as promulgated under generally accepted accounting principles or as an indicator of the Company's operating performance, or as an alternative to cash flows from operational activities as a measure of liquidity. The Company has presented EBITDA solely as a supplemental disclosure to facilitate a more complete analysis of the Company's financial performance. The Company believes that this disclosure enhances the understanding of the financial performance of a company with substantial interest, taxes, depreciation and amortization.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
SELECTED FINANCIAL DATA (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
================================================================================


                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                              SEPTEMBER 30,                               SEPTEMBER 30,
                                                                     PERCENTAGE                                  PERCENTAGE
                                                                     INCREASE                                    INCREASE
                                          1999            1998       (DECREASE)       1999            1998       (DECREASE)
                                       ------------   -------------  ----------    ------------   -------------  ----------
NET REVENUE
    Lodge                              $ 16,550,925   $  14,956,359      11%       $ 44,223,656   $  16,231,845     172%
    GHC                                   6,787,213       7,426,338      -9%         20,210,753      13,024,228      55%
    Corporate                                 4,025          34,025     -88%             14,776         408,443     -96%
                                       ------------   -------------                ------------   -------------

        Total net revenue                23,342,163      22,416,722       4%         64,449,185      29,664,516     117%

COSTS AND EXPENSES
    Lodge                                11,801,795      10,637,554      11%         33,300,093      11,129,569     199%
    GHC                                   4,912,911       5,298,006      -7%         15,286,096       9,322,811      64%
    Corporate                               473,541         364,701      30%          1,587,706       1,199,755      32%
                                       ------------   -------------                ------------   -------------

        Total costs and expenses         17,188,247      16,300,261       5%         50,173,895      21,652,135     132%

EBITDA & OTHER
    Lodge                                 4,749,130       4,318,805      10%         10,923,563       5,102,276     114%
    GHC                                   1,874,302       2,128,332     -12%          4,924,657       3,701,417      33%
    Corporate                              (469,516)       (330,676)     42%         (1,572,930)       (791,312)     99%
                                       ------------   -------------                ------------   -------------

        Total EBITDA & OTHER              6,153,916       6,116,461       1%         14,275,290       8,012,381      78%
                                       ------------   -------------                ------------   -------------

Interest                                  1,076,471       1,216,390     -12%          3,253,098       1,230,457     164%
Income taxes                              1,090,000       1,206,000     -10%          2,154,500       1,690,870      27%
Depreciation and amortization             1,253,323         995,231      26%          3,681,993       1,310,307     181%
Minority interest in The Lodge              684,176         595,729      15%          1,243,370         395,082     215%
Other                                                        77,217    -100%                            505,398    -100%
                                       ------------   -------------                ------------   -------------

Net income                             $  2,049,946   $   2,025,894       1%       $  3,942,330   $   2,880,266      37%
                                       ============   =============                ============   =============

Basic earnings per share               $       0.50   $        0.50       0%       $       0.96   $        0.72      34%
Diluted earnings per share             $       0.49   $        0.47       5%       $       0.94   $        0.68      40%



The table above highlights selected financial data for the three and nine months ended September 30, 1999 and 1998.

Note:
  The Lodge commenced operations on June 24, 1998.

  The operating results of GHC for the nine months ended September 30, 1998 reflect operations from April 24, 1998, the date the Company acquired the other half of GHC.

  Preopening expenses have been classified as "Other" for the calculation of net income for the three months ended September 30, 1998.

  Preopening expenses, equity in earnings of joint venture, and an extraordinary item have been classified as "Other" for the calculation of net income for the nine months ended September 30, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET REVENUE

         The Company generated net revenue of $23,342,000 during the three months ended September 30, 1999 compared to $22,417,000 during the three months ended September 30, 1998. The increase of $925,000 or 4% is the result of an increase in net revenue at The Lodge of $1,594,000 or 11% offset by decreases in net revenue at GHC of $639,000 or 9% and $30,000 at BHWK. We believe the increase in net revenue at The Lodge and decrease in net revenue at GHC is primarily due to the trend of customer preference toward larger gaming facilities currently open and soon to be open within the Black Hawk market.

COSTS AND EXPENSES

         The Company's costs and expenses were $17,188,000 during the three months ended September 30, 1999 compared to $16,300,000 during the three months ended September 30, 1998. The increase of $888,000 or 5% is the result of an increase in costs and expenses at The Lodge of $1,164,000 or 11% and $109,000 at BHWK. These increases were partially offset by decreases in costs and expenses at GHC of $385,000 or 7%.

         The increase in costs and expenses at The Lodge is primarily the result of increased marketing, general and administrative costs of $1,374,000 offset by a decrease in casino operating expenses of $210,000. The increase in costs and expenses of $109,000 at BHWK is the result of increased general and administrative expenses. The net decrease in costs and expenses at GHC is the result of a decrease in Casino operating variable expenses of $471,000 or 19% offset by an increase in marketing and general administrative expenses of $86,000 or 4%.

EBITDA

         When the Company's costs and expenses are subtracted from net revenue the result is EBITDA of $6,154,000 for the three months ended September 30, 1999 compared to $6,117,000 for the three months ended September 30, 1998. The increase of $37,000 or 1% is the result of an increase in EBITDA at The Lodge of $430,000 or 10%, which was offset by decreases in EBITDA at GHC of $254,000 or 12% and $139,000 at BHWK. The increase in EBITDA at The Lodge and decrease at GHC is primarily due to the trend of customer preference toward larger gaming facilities within the Black Hawk market.

INTEREST EXPENSE

         The Company's interest expense was $1,076,000 during the three months ended September 30, 1999 compared to $1,216,000 during the three months ended September 30, 1998. The decrease of $140,000 or 12% is the result of an increase in interest expense at The Lodge of $22,000 offset by a decrease in interest expense at GHC and BHWK of $156,000 and $6,000, respectively. Interest expense primarily relates to indebtedness incurred in connection with the construction and equipping of The Lodge and the acquisition of the other half of GHC.

INCOME TAXES

         Income taxes for the three months ended September 30, 1999 and 1998 were $1,090,000 and $1,206,000, respectively. The decrease in income taxes is essentially the result of a lowered effective income tax rate for the three months ended September 30, 1999 of 35% compared to 37% for the three months ended September 30, 1998. The level and composition of pretax income determine the Company's effective income tax rate.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

DEPRECIATION AND AMORTIZATION

The Company's depreciation and amortization was $1,253,000 during the three months ended September 30, 1999 compared to $995,000 during the three months ended September 30, 1998. The increase of $258,000 or 26% is the result of an increase in depreciation and amortization at The Lodge, GHC and BHWK of $206,000, $50,000, and $2,000, respectively. Depreciation and amortization primarily relates to buildings, equipment and amortization of intangible assets.

MINORITY INTEREST

         Minority interest for the three months ended September 30, 1999 and 1998 was $684,000 and $596,000, respectively. Minority interest relates to the 25% interest of The Lodge owned by an affiliate of the Company's chief executive officer.

OTHER

         The Company had other cost and expenses of $77,000 during the three months ended September 30, 1998, which were not incurred in 1999. These expenses were the result of pre-opening costs of The Lodge.

NET INCOME

         As a result of these factors, the Company reported net income for the three months ended September 30, 1999 and 1998 of $2,050,000 and $2,026,000, respectively.

EARNINGS PER SHARE

         The Company reported basic earnings per share for the three months ended September 30, 1999 and 1998 of 50 cents. Diluted earnings per share for the three months ended September 30, 1999 and 1998 was 49 cents and 47 cents, respectively.

RESULTS OF OPERATIONS--COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         The increase in net income for the nine months ended September 30, 1999 over the same period of the prior year resulted almost entirely from the acquisition of the other half of GHC not previously owned as well as the opening of The Lodge. Both of these events occurred during 1998 - see "Results of Operations-Introduction." Because of these two events, there are no practical comparisons between the nine months ended September 30, 1999 and 1998; however, the following outlines the components of the Company's consolidated statement of income for the nine months ended September 30, 1999.

NET REVENUE

         The Company generated net revenue of $64,449,000 during the nine months ended September 30, 1999. The net revenue (after eliminating inter-company transactions) at The Lodge, GHC and BHWK was $44,223,000, $20,211,000 and $15,000, respectively.

COSTS AND EXPENSES

         The Company's costs and expenses were $50,174,000 during the nine months ended September 30, 1999. The expenses at The Lodge, GHC and BHWK were $33,300,000, $15,286,000 and $1,588,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

EBITDA

         When the Company's costs and expenses are subtracted from net revenue the result is EBITDA of $14,275,000 for the nine months ended September 30, 1999. EBITDA at The Lodge and GHC was $10,923,000 and $4,925,000 offset by loss before income taxes, depreciation and amortization at BHWK of $1,573,000.

INTEREST EXPENSE

         The Company's interest expense was $3,253,000 during the nine months ended September 30, 1999. Interest expense at The Lodge and GHC was $2,399,000 and $854,000, respectively. Interest expense primarily relates to indebtedness incurred in connection with the construction and equipping of The Lodge and the acquisition of the other half of GHC.

INCOME TAXES

         The effective income tax rate for the nine months ended September 30, 1999 and 1998 was 35% and resulted in income tax expense of $2,155,000. The level and composition of pretax income determine the Company's effective income tax rate.

DEPRECIATION AND AMORTIZATION

         The Company's depreciation and amortization was $3,682,000 during the nine months ended September 30, 1999. Depreciation and amortization at The Lodge, GHC and BHWK was $2,388,000, $1,288,000 and $6,000, respectively. Depreciation and amortization primarily relates to buildings, equipment and amortization of intangible assets.

MINORITY INTEREST

         Minority interest for the nine months ended September 30, 1999 was $1,243,000. Minority interest relates to the 25% interest of The Lodge owned by an affiliate of the Company's chief executive officer.

NET INCOME

         As a result of these factors, the Company reported net income for the nine months ended September 30, 1999 of $3,942,000. The net income for the nine months ended September 30, 1998 was $2,880,000. The increase in net income of $1,062,000 is the result of the opening of The Lodge and the acquisition of the other half of GHC as discussed in the "Introduction to the Results of Operations."

EARNINGS PER SHARE

         The Company reported basic earnings per share for the nine months ended September 30, 1999 and 1998 of 96 cents and 72 cents, respectively. Diluted earnings per share for the nine months ended September 30, 1999 and 1998 were 94 cents and 68 cents, respectively. The increase in earnings per share is also the result of the opening of The Lodge and the acquisition of the other half of GHC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

         Since we have operated The Lodge for only five quarters, there are no practical comparisons to prior periods for the nine months ended September 30, 1999 and 1998.

         The Company owned 50% of GHC until April 24,1998, which was the date when the Company acquired the remaining 50% of GHC. The consolidated financial statements for the nine months ended September 30, 1998 contain the operating results of GHC from April 24, 1998 forward. Prior to April 24, 1998 the income of GHC was recorded by the Company as "equity in earnings of joint venture." The following table presents GHC's operating results for the nine months ended September 30, 1999 and 1998 and provides an adjustment to the nine months ended September 30, 1998 to reflect expenses that are no longer incurred at GHC. These expenses were related to contracts that were cancelled upon acquisition of GHC by the Company.


                               Gilpin Hotel Casino
                       Selected Financial Data (Unaudited)
              For the Nine Months Ended September 30, 1999 and 1998


                                        Nine Months Ended             Percentage
                                          September 30                 Increase
                                      1999             1998           (Decrease)
                                  ------------     ------------       ---------
Net Revenue                       $ 20,210,753     $ 23,045,557             (12)%
  Less: Costs and expenses          15,286,096       17,403,540             (12)%
  ADD: Cancelled Contracts                            1,067,791            (100)%
                                  ------------     ------------       ---------
EBITDA                               4,924,657        6,709,808             (27)%

Interest                               853,876          595,737              43%
Depreciation and amortization        1,288,256        1,014,720              27%
                                  ------------     ------------       ---------

Proforma net income               $  2,782,525     $  5,099,351             (45)%
                                  ============     ============       =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (CONTINUED)

NET REVENUE

         GHC generated net revenue of $20,211,000 during the nine months ended September 30, 1999 compared to $23,046,000 during the nine months ended September 30, 1998. The decrease in net revenue of $2,835,000 or 12% at GHC is primarily due to the trend of customer preference toward larger gaming facilities within the City of Black Hawk and to a lesser extent the elimination of the OTB facility and the poker room, which were not enhancing GHC's overall operations.

COSTS AND EXPENSES

         GHC's costs and expenses were $15,286,000 during the nine months ended September 30, 1999 compared to $17,404,000 during the nine months ended September 30, 1998. The decrease of $2,118,000 or 12% is the result of contracts cancelled as a result of the acquisition by the Company of $1,068,000 and decreases in casino operating variable costs at GHC of $1,050,000.

EBITDA

         When the Company's costs and expenses are subtracted from net revenue and the expense for contracts that were cancelled are added back the result is EBITDA of $4,925,000 for the nine months ended September 30, 1999 compared to $6,710,000 for the nine months ended September 30, 1998. The decrease in EBITDA of $1,785,000 or 27% is the result of a decrease in net revenue by GHC. The decrease in net revenue at GHC is primarily due to the trend of customer preference toward larger gaming facilities within the Black Hawk market.

INTEREST EXPENSE

         GHC's interest expense was $854,000 during the nine months ended September 30, 1999 compared to $596,000 during the nine months ended September 30, 1998. The increase of $258,000 or 43% is the result of an increased debt, which was incurred to finance the acquisition of GHC by the Company.

DEPRECIATION AND AMORTIZATION

         GHC's depreciation and amortization was $1,288,000 during the nine months ended September 30, 1999 compared to $1,015,000 during the nine months ended September 30, 1998. The increase of $273,000 or 27% is the result of the GHC acquisition, which caused a step in value of the equipment and additional goodwill on GHC's financial statements.

         GHC's operations have been impacted by the additional competition in Black Hawk, including The Lodge. However, we continue to review our overall costs at GHC as well as eliminate areas that do not provide a meaningful contribution to our operations, such as the OTB facility and the poker room, in an effort to successfully compete within the market place. We intend to continue our focus on target marketing to our existing customer base of GHC and to increase and retain new and existing customers. Additionally, we are working on enhancing the overall product offered at GHC in an effort to be responsive to the new and increased competition in Black Hawk by the larger casinos.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $9,115,000 during the nine months ended September 30, 1999 compared to net cash provided by operating activities of $3,572,000 during the same period of 1998. The principal reason for the increase in cash provided by operating activities is due to an increase in earnings before depreciation and amortization and minority interest. Additionally, we previously reported the cash flow from GHC when we received distributions as cash from investing activities; however, as a result of the acquisition of the other half of GHC on April 24, 1998 cash flows from operating activities includes the operations of GHC.

         Net cash used in investing activities for the nine months ended September 30, 1999 totaled $3,390,000. This included payments for construction and equipping our gaming facilities totaling $3,838,000 and other investing activities of $1,000. The proceeds from the sale of equipment of $69,000, payments from the City of Black Hawk for its negotiated share of public improvements in the amount of $380,000 offset some of the cash we used. Net cash used in investing activities for the nine months ended September 30, 1998 totaled $27,464,000. These uses of cash included payments of project development costs associated with The Lodge of $20,536,000; the acquisition of GVI for $10,000,000 and payments in pursuit of a St. Croix gaming facility of $521,000. These uses of cash were offset by: the cash on GHV books as of the date of acquisition of the GVI buyout of $1,726,000; distributions from GHV prior to the buyout of $1,168,000; proceeds from the sale of Oklahoma City land of $600,000 and other investing activities of $99,000.

         The net cash used in financing activities during the nine months ended September 30, 1999 totaled $6,537,000. Sources of cash that we generated in financing activities included proceeds from bonds issued by the Business Improvement District totaling $6,000,000, borrowings against the GHC's revolving line of credit of $6,573,000, and proceeds from the borrowing of the Wells Fargo syndicated bank loan of $47,941,000 and other proceeds of $139,000. These sources of cash were reduced by debt payments of $10,071,000, payments against the Gilpin's revolving line of credit of $8,874,000, payments to retire GHC revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000, payments to refinance debt of $2,222,000 and distributions to our 25% minority interest owner of The Lodge of $999,000. The net cash provided by financing activities during the nine months ended September 30, 1998 was $34,063,000. Sources of cash included draws against The Lodge's construction loan of $22,958,000; draws against GHC's line of credit of $17,995,000; proceeds from the exercise of warrants of $847,000 and minority interest contributions of $617,000. Debt payments of $8,333,000 and other net financing activities of $21,000 were used by financing activities during the nine months ended September 30, 1998.

         As of September 30, 1999 the Company had working capital of approximately $2,251,000 as compared to $3,002,000 at December 31, 1998 after adding back accrued billing costs payable, which were funded under the Wells Fargo Bank construction loan.

         In March 1999, the LLC closed financing with the Black Hawk Business Improvement District (BID) and issued bonds in two series with a total principal balance of $6,000,000. The BID is a quasi-municipal corporation and political subdivision of the State of Colorado, generally organized for the purpose of providing financing for public improvements and services benefiting the commercial properties within the District. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the city of Black Hawk and The Lodge. The Company used the proceeds to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In April 1999, the Company closed financing with a bank syndication group led by Wells Fargo Bank ( "Wells Fargo" ). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing and revolving commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt and accrued interest at The Lodge and GHC totaling $32,508,000 and $12,778,000, respectively), (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest at a rate based on either the prime rate published by Wells Fargo or the London interbank rate ("LIBOR) each of which is added to an applicable margin based on financial ratios maintained by the Company (approximately 8.7% at September 30, 1999);
(iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first four quarterly reductions in availability are $1,300,000 each, the next four quarterly reductions in availability are $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility is due; (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of the assets of the Company, GHC and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

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

YEAR 2000 ISSUE

         The "Year 2000" issue potentially affects virtually all companies and organizations. Specifically, the Year 2000 issue is the result of computer programs using only two digits to identify a year in the date field. Many of these programs were designed and developed without considering the impact of the change in the upcoming century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000.

         During 1997, we began assessing the impact of the Year 2000 issue on our operations. We have evaluated the Year 2000 issue at GHC, The Lodge Casino and at Black Hawk Gaming's corporate offices. This evaluation included both computer-related systems and non-computer-related systems. An outline of the Year 2000 compliance plan by phase and their completion dates is as follows:

         o Initial assessment and impact analysis--Completed September 30, 1998
         o Inventory and detailed assessment--Completed September 30, 1998
         o Solution design and budget determination--Completed October 31, 1998
         o Budget approval--Completed December 31, 1998
         o Conversion and testing phase--August 31, 1999
         o Final assessment--September 30, 1999

         The total costs to achieve complete Year 2000 compliance and replace or modify all date-related systems company wide that were not Year 2000 compliant was approximately $140,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

YEAR 2000 ISSUE (CONTINUED)

         We believe our Year 2000 solution has addressed all issues found during our Year 2000 assessment. However, if a Year 2000 compliance issue was not revealed during our assessment, operations could be disrupted which could have a material adverse effect on our financial condition. We have received written assurances from the primary suppliers of our slot machines that they are not date sensitive and that the Year 2000 issue for the majority of our revenue producing assets is not a factor and we have confirmed the Year 2000 compliance of most of our vendors; however, no assurance can be given that our vendors will, in fact be fully compliant. Additionally, we face third party issues such as the possibility that, among other things, electrical and gas power will not be available to the Black Hawk community. In the event that power is not available to the community, we have back-up gas driven generators, which will run for approximately 15 to 20 hours between refills. If we are unable to secure food and beverage products after exhausting our two day inventory levels, we will attempt to secure food and beverage products from retail outlets. Additionally, if we were to lose the use of any of our surveillance equipment as a result of the Year 2000 rollover, we may be required to close the casino, but we do not believe such an event would go unresolved for more than 24 hours.

         We believe that the most reasonably-likely worst case scenario is that the Year 2000 rollover would provide unreliable computer data to many of our operating departments such as casino operations, food and beverage, hotel, accounting, finance, facilities, and administration. However, in an effort to avoid this most reasonably likely worst case scenario the Information Systems ("IS") personnel will start backing up all data as of December 20, 1999 onto compact disks, in addition to our normal backup procedures, to insure that there is no data loss or corruption after the Year 2000 rollover. Additionally, the IS personnel will be at each property during the time of the Year 2000 rollover to assist and solve any date related issues that may occur. During the days following the rollover, the accounting and IS departments will compare all computer related data with a paper trail backup, where applicable. This comparison and the additional backup procedures discussed above, should give us confidence that no data was lost or corrupted as a result of the year 2000 rollover.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled approximately $42 million at September 30, 1999. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease. However, at September 30, 1999 we have partially hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receive a variable interest payment and pay a fixed interest payment on a notional amount of $35 million. This has reduced our exposure to interest rate risk to approximately $7 million of debt not hedged with the interest rate swap at September 30, 1999.

         The annual increase (decrease) in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase (decrease) by 10% compared to the interest rate levels at September 30, 1999, would be approximately $61,000 ($61,000).

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 25, 1999, a complaint was filed by a casino which operates downstream from The Lodge Casino against Black Hawk / Jacobs Entertainment LLC ("LLC"), which owns and operates The Lodge Casino and against John Does 1-3 which apparently are other casino projects upstream from the plaintiff. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge Casino property and the properties of John Does 1-3. The LLC, which is 75% owned by the Company, has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. The Company does not believe the suit will result in any material liability; however, we can give no assurance in this regard.

         The Company and the LLC (owner and developer of The Lodge Casino) and other LLC members were defendants in an action for trespass brought in late January 1998 by a company which claimed to have succeeded to rights of heirs of certain shareholders of a company which was dissolved under Colorado law in 1942. The action alleged that the long defunct company had certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino project. The Company, the LLC, other LLC members and certain title insurance companies entered into joint defenses of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the purported interests of the former plaintiff, if any. The trustee filed an action similar to that described above in September 1999 against the Company and Gilpin County containing essentially the same allegations as in the previous case. The present action seeks to quiet title in the plaintiff to the alleged reversionary strip and further seeks monetary and injunctive relief against the Company for trespass. The Company intends to vigorously defend the action. The Company has filed a motion to dismiss, but can give no assurance as to whether it will be granted or the ultimate outcome of the litigation.

         Further, we are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies or are not deemed material.

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


                        Black Hawk Gaming & Development Company, Inc.
                        Registrant



Date: November 9, 1999  By: /s/ Jeffrey P. Jacobs
                        -------------------------------------------------------
                        Jeffrey P. Jacobs, Chairman of the Board
                        of Directors and Chief Executive Officer



                        /s/ Stephen R. Roark
                        -------------------------------------------------------
                        Stephen R. Roark, President and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
-------               -----------
27                Financial Data Schedule