Form 10-K405
period 1999-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2000-03-21
CIK 896495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 -- N/A

                          COMMISSION FILE NO. 0-21736

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

                  COLORADO                                      84-1158484
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 10, 2000, was approximately $14,098,000 based upon the reported closing sale price of such shares on the NASDAQ National Market System on that date. As of March 10, 2000, there were 4,111,757 shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE: -NONE-

                     The exhibit index appears on page E-1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM                              DESCRIPTION                            PAGE
----                              -----------                            ----
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     3
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.........     9
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6.   Selected Financial Data.....................................    10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...    20
Item 8.   Financial Statements and Supplementary Data.................    20
Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    20
Item 10.  Directors and Executive Officers of the Registrant..........    21
Item 11.  Executive Compensation......................................    23
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    25
Item 13.  Certain Relationships and Related Transactions..............    26
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    27

ITEM 1. BUSINESS.

GENERAL.

     We are an owner, developer and operator of gaming properties in Black Hawk, Colorado. We own the Gilpin Hotel Casino which we developed and have operated since 1992. Along with our strategic partner, Jacobs Entertainment Ltd., we developed and co-manage The Lodge Casino at Black Hawk, a $74 million hotel/casino/parking complex completed in the second quarter of 1998. We own, through a limited liability company, a 75% interest in The Lodge Casino and affiliates of Jacobs Entertainment own 25%. The Gilpin Hotel Casino and The Lodge Casino are sometimes referred to as the "Casinos."

     Casino gaming in Colorado is restricted to the three towns of Black Hawk, Central City and Cripple Creek and two Native American gaming facilities located in the southwest corner of the state. The Black Hawk market primarily attracts drive-in or "day trip" customers from the key population centers of Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming which are located within a 100-mile radius of Black Hawk. The population within this radius has experienced steady growth from a population of approximately 2.8 million in 1990 to 3.2 million in 1998. Management estimates that about 70% of the Casinos' gaming customers come from the greater Denver metropolitan area. The Denver metropolitan population base is projected to increase steadily through 2015. Adjusted Gross Proceeds (as defined below) from gaming in the Black Hawk market have grown from $56 million in 1992, the first full year of gaming operations, to $355 million in 1999. Adjusted gross proceeds for 1999 were up $83 million or 30% over 1998.

     According to the Colorado Gaming Commission, the Colorado gaming industry's Adjusted Gross Proceeds have grown from approximately $23 million in 1991 to $551 million in 1999, up 15% from 1998. We believe that the Colorado market continues to offer significant growth opportunities for newer and larger gaming establishments with amenities such as the hotel facilities offered by The Lodge Casino. At present, Black Hawk has no significant lodging facilities other than those offered by The Lodge Casino, however, the Isle of Capri will complete construction of a 235 room hotel at its Black Hawk casino by mid-2000.

     Our strategy focuses on increasing revenues and earnings through efforts that are designed to increase our market share and enhance our operational efficiencies, as well as to participate in other gaming jurisdictions as a manager or owner of casino properties. See "Activities During 1999" below.

ACTIVITIES DURING 1999.

     Gold Dust West Acquisition. After negotiations in November and December, 1999, we entered into an agreement on January 7, 2000 under which we intend to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the "Gold Dust West." The purchase price is $26.5 million.

     Situated on approximately 4.6 acres, the Gold Dust West is a casino/motel located a few blocks to the west of Reno's Central Downtown Gaming District corridor. This casino has been successful in catering to the "locals" market for the past 22 years. The casino has about 17,500 square feet of gaming space, which currently accommodates 478 slot machines, but at this time, it offers no table games. Gold Dust West also owns and operates 106 motel rooms on the property and the Wildwood Restaurant, a 6,600 square foot dining facility.

     Closing can take place after we obtain Nevada gaming approvals and certain other conditions to closing are met. It is expected to take several months to obtain Nevada gaming approval. Another condition to closing requires Gold Dust West to have achieved at least $5,100,000 of EBITDA (which generally means earnings before interest, taxes, depreciation and amortization) for the trailing 12-month period ending 30 days prior to the closing date. Other conditions include satisfactory completion of the due diligence process and acceptable environmental reports and title surveys on the property. The property is included within Reno's Central Downtown Gaming District corridor and can be improved for high rise gaming use.

     If the transaction is completed, our operations in Nevada will be subject to strict regulatory oversight by the Nevada State Gaming Control Board and the Nevada Gaming Commission. See also "Regulation" below.

     Special Improvements. In March 1999, the LLC closed financing with the Black Hawk Business Improvement District (the "BID") and issued bonds in two series with a total principal balance of $6 million. The BID is a quasi-municipal corporation and political subdivision of the State of Colorado, generally organized for the purpose of providing financing for public improvements and services benefitting the commercial properties within the District. The purpose of the bonds was to finance costs of various infrastructure improvements made for the benefit of the City of Black Hawk and The Lodge Casino. We used the proceeds to pay down existing debt at The Lodge Casino. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December 2011. For additional details, see Note 5 to our Consolidated Financial Statements.

     Other Activities. We have reported our intention to diversify our operations outside Colorado as part of our growth strategy. Several potential projects and acquisitions in Iowa, Nevada and other jurisdictions, were identified and analyzed in 1999, however each was rejected for differing, primarily economic, reasons. We will continue to identify and review various opportunities as part of our strategic plan to grow by geographic diversification.

GENERAL GAMING INFORMATION.

     The following table presents certain historical information obtained from the Colorado Gaming Commission. A reader should not infer that this information is any indication of what future Colorado gaming revenues or our gaming revenues may be.

                                                     AVERAGE                                AVERAGE
                                      ADJUSTED         AGP        AVERAGE      AVERAGE        AGP
                                       GROSS           PER       NUMBER OF    NUMBER OF    PER DEVICE
       STATE OF COLORADO(1)         PROCEEDS(3)     CASINO(4)    CASINOS(5)   DEVICES(6)    PER DAY
       --------------------         ------------   -----------   ----------   ----------   ----------
CALENDAR YEAR
  1991(2).........................  $ 23,129,000   $   965,000       24          2,166        $118
  1992............................   179,984,000     3,327,000       56          7,814          63
  1993............................   259,879,000     4,025,000       65         10,619          67
  1994............................   325,685,000     5,442,000       60         11,575          77
  1995............................   384,343,000     6,661,000       58         12,665          83
  1996............................   410,565,000     7,203,000       57         12,872          87
  1997............................   430,650,000     7,975,000       52         13,361          88
  1998............................   479,200,000     9,695,000       49         13,626          99
  1999............................   551,300,000    11,485,000       48         13,776         110

                                                     AVERAGE                                AVERAGE
                                      ADJUSTED         AGP        AVERAGE      AVERAGE        AGP
                                       GROSS           PER       NUMBER OF    NUMBER OF    PER DEVICE
      CITY OF BLACK HAWK(1)         PROCEEDS(3)     CASINO(4)    CASINOS(5)   DEVICES(6)    PER DAY
      ---------------------         ------------   -----------   ----------   ----------   ----------
CALENDAR YEAR
  1991(2)........................   $  6,561,000   $ 1,640,000        4           448         $162
  1992...........................     56,201,000     4,223,000       14         2,033           75
  1993...........................    112,140,000     5,303,000       21         3,658           84
  1994...........................    173,703,000     8,635,000       20         4,563          104
  1995...........................    195,856,000    10,171,000       19         4,848          111
  1996...........................    220,200,000    11,589,000       19         5,176          117
  1997...........................    234,631,000    12,295,000       19         5,417          119
  1998...........................    272,008,000    15,326,000       18         5,864          129
  1999...........................    354,900,000    18,679,000       19         7,129          136

                              GILPIN HOTEL CASINO

     We commenced gaming operations through our joint venture in the Gilpin Hotel Casino on October 1, 1992. Information concerning the casino follows:

                                                                                 AVERAGE
                                                     ADJUSTED       AVERAGE        AGP
                                                       GROSS       NUMBER OF    PER DEVICE
                                                    PROCEEDS(3)    DEVICES(6)    PER DAY
                                                    -----------    ----------   ----------
CALENDAR YEAR
1992..............................................  $ 2,927,000(7)    293          $110
1993..............................................   25,060,000       286           240
1994..............................................   28,036,000       286           269
1995..............................................   28,051,000       499(8)        154
1996..............................................   26,783,000       488           150
1997..............................................   28,322,000       497           156
1998..............................................   28,938,000       485           163
1999..............................................   25,853,000       464           153

                                THE LODGE CASINO

     The Lodge Casino commenced gaming operations on June 24, 1998. Information concerning the casino follows:

                                                                                 AVERAGE
                                                      ADJUSTED      AVERAGE        AGP
                                                        GROSS      NUMBER OF    PER DEVICE
                                                     PROCEEDS(3)   DEVICES(6)    PER DAY
                                                     -----------   ----------   ----------
CALENDAR YEAR
1998 (from June 24)................................  $27,781,000      829          $176
1999...............................................   56,120,000      880           175

---------------

(1) Limited stakes gaming totals for Colorado include Black Hawk, Central City and Cripple Creek and commenced October 1, 1991.

(2) Limited stakes gaming began in October 1991; thus the 1991 results reflect gaming activities from October through December.

(3) Adjusted gross proceeds is most easily defined as the casino win which is the amount of money wagered less the amount paid out in prizes.

(4) Adjusted gross proceeds divided by the number of reporting licenses (averaged on a monthly basis).

(5) Represents average number of licensees reporting adjusted gross proceeds.

(6) Represents average number of slot machines and table games reported by licensees for the calendar year.

(7) The Gilpin Hotel Casino opened on October 1, 1992; hence, results are for the last three months of 1992.

(8) Includes expansion of the Gilpin Hotel Casino completed in January 1995.

ITEM 2. PROPERTIES.

     Gilpin Hotel Casino. The Gilpin Hotel Casino was our first casino project. The 37,000 square foot facility is located in the Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest buildings in Colorado, however, no hotel or lodging facilities are offered on the property. Construction of the casino began in February 1992 and was completed in September 1992. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994.

     The Lodge Casino. The Lodge Casino, opened on June 24, 1998 and is also located in the Black Hawk gaming district. The 250,000 square foot, $74 million facility has approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and parking for 600 cars. We have established a jointly owned entity with affiliates of Jacobs Entertainment Ltd. to develop, own and operate The Lodge Casino. We own 75% of this entity and Jacobs' affiliates own the remaining 25%.

     Employees. The Gilpin Hotel Casino employs approximately 250 full-time persons and The Lodge Casino employs approximately 500 full-time persons including cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. A manual has been provided to each of our employees which emphasizes our philosophy of customer service as our number one goal. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. Relations with employees are deemed by management to be good. The gaming labor market is extremely tight in Colorado and will become more so with the opening of new casinos in Black Hawk. As a result, wages, salaries and employee benefits are increasing. We compete for employees based on our work atmosphere, competitive wages and fringe benefits.

     Location and Parking. The scarcity of convenient parking facilities has been a problem in Black Hawk and Central City since legalized gaming began. In the last two years, several competitors have developed and have installed self parking garages or arranged for convenient parking in or near their casinos which has diminished part of the competitive advantage which we previously enjoyed. Presently, we have parking availability for approximately 600 cars at The Lodge Casino and 200 cars at the Gilpin Hotel Casino.

     Gaming Equipment. The Lodge Casino presently has 854 slot machines and 26 table games. The Gilpin Hotel Casino operates with 455 slot machines and 9 table games. Included in the mix of gaming devices are poker machines, keno machines, and a series of progressive payoffs on nickel, quarter, and dollar slot machines. The maximum wager under state law is $5.00 per play. We believe the Casinos have a competitive mix of machines based on the popularity of the types of play which casinos have been receiving in the Black Hawk gaming area.

     Operational Controls. The Colorado Gaming Commission has established strict rules with regard to the supervision and control of all gaming activities, including security and cash control systems. The Casinos employ a full-time compliance officer who reports directly to our Vice President of Gaming Operations. The compliance officer's job is to ensure the Casinos comply with the Internal Control Minimum Procedures as established by the Colorado Division of Gaming. The Casinos employ these internal controls and paperwork systems to insure compliance with regulations. The Casinos are also required to obtain an annual audit report from an independent certified public accounting firm, which in turn is required to make unannounced inspections. The Casinos employ a controller who is responsible for an accounting staff of 19 people. Our controller is also responsible for all internal operational accounting matters.

     There are approximately 260 video cameras throughout the Gilpin Hotel Casino and 355 throughout The Lodge Casino with taping devices in place to record all gaming activity at all times. These tapes and live action play are monitored and reviewed by our security personnel and Gaming Commission employees to insure the integrity of gaming operations.

     Support Systems. The Casinos utilize computerized slot data tracking systems which allow us to track individual play, payouts, and develop mailing lists for special events, contest play and promotions. The systems also provide us with a variety of other useful marketing information. Computer based point of sale accounting and data tracking systems monitor the popularity of all food and beverage items and provides us control on food and beverage sales.

     Competition. We believe the primary competitive factors in the Black Hawk market are location, availability and convenience of parking, number and types of slot machines and gaming tables, types and pricing of amenities, name recognition, and overall atmosphere. We believe our Casinos generally compete favorably based on these factors.

     Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. Our Casinos are located in Black Hawk on opposite sides of Main Street. Due to their proximity, the Casinos compete for some of the same customers from the Denver metropolitan area. Further, there were 17 other casinos operating in Black Hawk, 9 casinos operating in Central City and 18 casinos operating in

Cripple Creek as of March 1, 2000. As of December 31, 1999, there were 7,129 gaming devices (slot machines, blackjack and poker tables) in Black Hawk. The Isle of Capri Casino, which opened for business on December 30, 1998, has about 1,100 gaming devices. The Riviera Casino and the Black Hawk Mardi Gras LLC, which both opened during the first quarter of 2000, added approximately 1,750 gaming devices to the Black Hawk market. With the opening of these new casinos, the increased competition may adversely affect our operations in Black Hawk and this could have a material adverse effect on our consolidated results of operations and financial position in fiscal 2000 and in the future. Other large, well financed companies may enter the Black Hawk and other Colorado markets through the purchase and/or expansion of existing facilities.

     Our Casinos have a total of 800 parking spaces. Among our competitors, the Isle of Capri has 1,100 parking spaces (many of which are self parking), the Riviera has 550, the Mardi Gras has 750, Colorado Central Station has 700, Fitzgerald's has 500 and the Canyon Casino has 400 parking spaces.

     Central City is located adjacent to Black Hawk and provides the most direct competition to the gaming establishments in Black Hawk. Black Hawk has historically enjoyed a competitive advantage over Central City in large part because access by State Highway 119 (currently the only major access to Black Hawk from the Denver metropolitan area and Interstate 70) requires customers to drive by and, in part, through Black Hawk to reach Central City. Central City has acquired portions of a right-of-way and is taking steps toward formation of an entity to construct a road from I-70, commonly referred to as the Southern Access, and it is likely that Central City will continue pursuing financing for this route. If the Southern Access is constructed as proposed, it would be possible for certain traffic which currently passes through Black Hawk to proceed directly to Central City from Interstate 70. Even if the new route was constructed, motorists driving from the Denver metropolitan area would still have the option of choosing to go either to Black Hawk or Central City.

     The Black Hawk Business Improvement District ("BID") has contracted to provide lighting along seven miles of State Highway 119, through the canyon leading to Black Hawk. This project should be completed during the fourth quarter of 2000 or in the first quarter of 2001. The BID has also recently undertaken a study to determine the feasibility of an access route to State Highway 119 by tunnel from Interstate 70.

     The casinos in Cripple Creek, located a driving distance of 110 miles to the south of the Black Hawk market, and two native American casinos located in the southwestern corner of the state, constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek, located 45 miles west of Colorado Springs, provides limited competition to the Black Hawk market. We also compete with other forms of gaming including the Colorado lottery and horse and dog racing, among others, and we compete generally with other forms of entertainment.

     Any expansion of limited gaming within Colorado but outside of Native American lands will require the approval, by statewide majority vote, of an amendment to the Colorado Constitution. The six initiatives to expand gaming to other locales in the state which have appeared on ballots since 1992 have all been defeated by at least a 2-to-1 margin. In addition, bills have been introduced in the state legislature to authorize or expand gaming in Colorado in various forms, including, for example, the expansion of the state lottery by the use of video lottery terminals, which look and play much like slot machines, at horse and dog racing tracks. A proposal for expansion of gaming at horse and dog racing tracks was passed by the legislature but vetoed by the former Governor in 1997. This proposal failed to emerge from committee consideration during the 1998 legislative session, in light of the current Governor's stated opposition to such legislation. There may be another bill to authorize video lottery terminals introduced in the 2001 state legislative session, with substantial financial backing. In our opinion, video lottery, if legalized throughout Colorado, would have a material adverse impact on the gaming industry in Black Hawk. Other legislative proposals are also possible. Finally, expansion of other existing forms of gaming, such as bingo or pull tab machines in bingo establishments, could be approved by the state legislature or other regulatory authorities, which could adversely affect the amount of gaming which might otherwise occur within Black Hawk.

     Under the U.S. Indian Gaming Regulatory Act of 1988, various classes of gaming activities are lawful on Native American lands if the lands are located in a state that permits gaming for any purpose by any person. In addition to other conditions, the Act requires that gaming activities be conducted in conformance with a tribal-state compact entered into by the tribe with the state. The Director of the State Department of Revenue has executed agreements allowing for limited stakes gaming with the Ute Mountain Ute Tribe and the Southern Ute Tribe. We cannot give any assurance that these agreements will continue to provide for gaming limitations in the future. Unlike casinos operating in Black Hawk, Central City and Cripple Creek, casinos operating within the reservations are not subject to the taxes imposed by the Gaming Commission, and may be operated 24-hours a day. The reservations are located in the southwestern portion of Colorado, approximately 250 miles from Black Hawk.

     In August 1996, President Clinton signed a bill creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The commission issued a report to the President and Congress containing its findings and conclusions, together with fourteen recommendations for legislation and administrative actions. Any of these recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on our business and results of operations.

     In addition to competing with other gaming facilities in Colorado as described above, we compete to a lesser degree, for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada, Atlantic City and Mississippi, and casinos on Native American lands in New Mexico, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

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

     It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming related licenses. The licenses are revocable and non-transferable. Our failure or inability or that of the Gilpin Hotel Casino, The Lodge Casino, or associated persons to maintain necessary gaming licenses would have a material adverse effect on our gaming operations.

     The Casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements. The current license for the Gilpin Hotel Casino expires on September 30, 2000 and the license for The Lodge Casino expires on May 14, 2000. There can be no assurance that the Casinos can successfully renew their licenses in a timely manner from year to year.

     All persons employed by us who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times. Messrs. Jacobs, Roark, Cook and Politano, among others, hold associated key licenses. All of our directors are required to become associated key licensees.

     The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license or permit, and the suitability of a licensee or permittee can be adversely affected by persons associated with the license or permittee. Additionally, any person or entity having any direct interest in us or any casino directly or indirectly owned by us may be subject to administrative action, including personal history and background investigations. The actions of persons associated with us, such as our management or employees, could jeopardize any licenses held by us in Colorado or elsewhere.

     As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. We have an interest in two such licenses. Any expansion opportunities that we may have in Colorado are limited to one more license. In addition, this limitation may affect the ability of certain persons to own our stock. Under the Colorado Regulations, the definition of an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company such as us. A person or entity may not sell, lease, purchase, convey, acquire or pledge an interest in an entity licensed to conduct limited stakes gaming in Colorado without the prior approval of the Gaming Commission, except for a less than 5% interest in a publicly traded corporation.

     The Gaming Commission has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) all general partners and all limited partners of a licensed partnership,
(v) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vi) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (vii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

     If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in us, we may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of our casino license. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. Our Articles of Incorporation have been amended to include the required provisions.

     The Gaming Commission also has the power to require us to suspend or dismiss our officers, directors and other key employees or sever relationships with other persons who refuse to file appropriate applications or who are found to be unsuitable to act in such capacities. The Commission or the Director of the Division of Gaming may review a licensee's gaming contracts, require changes in the contract before the licensee's application is approved or participation in the contract is allowed, and require a licensee to terminate its participation in any gaming contract.

     Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble or consume alcohol in the casino. Slot machines, black jack, poker and other approved variations of those games and video poker are the only permitted games, with a $5.00 maximum single wager. Colorado casinos may not extend credit to gaming patrons. The Colorado Constitution and Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40% of adjusted gross proceeds. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. See "Taxation" below.

     We believe we are presently in material compliance with all applicable gaming rules and regulations.

     If we are successful in acquiring the Gold Dust West in Reno, Nevada and therefore become licensed as a gaming operator in Nevada, we will be governed by Nevada gaming laws and regulations which are similar to those in Colorado in many respects. A summary of Nevada laws and regulations will be included in the Form 8-K Report we intend to file upon completion of the Gold Dust West acquisition.

     Liquor Regulation. The sale of alcoholic beverages is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of a company or its casino must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action by the Liquor Agencies or any failure to renew or other revocation of any of our liquor licenses would have a material adverse effect upon our operations and our Casinos.

     Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. The Casinos have gaming tavern liquor licenses. Accordingly, our expansion and diversification opportunities in Colorado are limited by these licensing restrictions.

     Taxation. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a gross gaming revenue tax (gross gaming revenue being generally defined as the total amount wagered less the total amount paid out in prizes and is also called "adjusted gross proceeds"). Effective July 1, 1999, the gaming tax rates for the June 30, 2000 tax year are as follows:

     TAX AS PERCENTAGE OF                          ANNUAL AMOUNT OF
    ADJUSTED GROSS PROCEEDS                     ADJUSTED GROSS PROCEEDS
    -----------------------                  -----------------------------
             .25%                            $         0    -    2,000,000
               2%                              2,000,001    -    4,000,000
               4%                              4,000,001    -    5,000,000
              11%                              5,000,001    -   10,000,000
              16%                             10,000,001    -   15,000,000
              20%                             15,000,001 and above

Both of our Casinos are subject to the maximum rate. Neither the Constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. Under the Colorado Constitution, the Commission could increase the top rate to as much as 40%. A more recent tax limitation amendment to the Colorado Constitution, however, states that neither the state nor any local government may increase a tax rate without an affirmative vote of the people; therefore, there is a question as to whether the Gaming Commission could constitutionally increase the state tax levied on gross gaming revenues without such a vote. The Colorado legislature rejected this argument after the top tax rate was increased to 20% in 1996, and no court was asked to rule on the applicability of the tax limitation amendment to gaming tax rates.

ITEM 3. LEGAL PROCEEDINGS.

     On June 25, 1999, a complaint was filed by a casino which operates downstream from The Lodge Casino against Black Hawk/Jacobs Entertainment LLC, which owns and operates The Lodge Casino and against John Does 1-3 which apparently are other casino properties upstream from the plaintiff. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge Casino property and the properties of John Does 1-3. The LLC, which is 75% owned by us, has denied all liability and has turned the matter over to our insurance carrier for defense. We do not believe the suit has merit and we will continue to defend against the allegations of the plaintiff. We do not believe the suit will result in any material liability; however, we can give no assurance in this regard.

     Along with us, the LLC and other LLC members were named as defendants in an action for trespass brought in late January 1998 by a plaintiff who claimed to have succeeded to rights of heirs of certain shareholders of a corporation which was dissolved under Colorado law in 1942. The action alleged that the long defunct corporation had certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino property. The defendants, including us, and certain title insurance companies entered into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the purported interests of the defunct corporation, if any. The trustee filed an action similar to that described above in September 1999 against the previous defendants, including us, containing essentially the same allegations as in the previous case. The present action seeks to quiet title in the plaintiff to the alleged reversionary strip and further seeks monetary and injunctive relief against us for trespass. The case is in its early stages. We are in the process of filing an answer to the action and we intend to vigorously litigate the matter, but we can give no assurance as to the ultimate outcome of the litigation.

     Further, we are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies or are not deemed material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to our shareholders during the fourth quarter of the fiscal year covered by this Report to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET.

     Our Common Stock is quoted on the Nasdaq National Market under the symbol "BHWK." The following table sets forth for the calendar periods indicated the high and low closing sales prices of our Common Stock as reported on the Nasdaq National Market:

                                                               HIGH     LOW
                                                               -----   -----
First Quarter...............................................  $10.50   $6.63
Second Quarter..............................................   13.50    9.25
Third Quarter...............................................   13.50    9.25
Fourth Quarter..............................................    9.75    5.25

                                                              HIGH     LOW
                                                              -----   -----
First Quarter...............................................  $8.50   $5.70
Second Quarter..............................................   8.75    5.25
Third Quarter...............................................   7.88    5.00
Fourth Quarter..............................................   8.00    5.06

     On March 10, 2000, the last reported sale price of our Common Stock on the Nasdaq National Market was $6.06 per share. As of March 10, 2000, there were approximately 200 holders of record of our Common Stock and we estimate, based upon information provided by brokers, that we have approximately 1,000 beneficial owners of our Common Stock.

     Dividends. We have not paid or declared cash distributions or dividends on our Common Stock and we do not intend to pay cash dividends in the foreseeable future. We intend to follow a policy of retaining any earnings either to repay borrowings, to finance future growth and acquisitions or for general corporate purposes. Along with the LLC (owner of The Lodge Casino), we are parties to a credit agreement which require us both to meet certain financial ratios. These financial covenants restrict our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data for the periods set forth below have been derived from our financial statements included elsewhere in this report. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report.

                                                       YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------
                                    1999           1998          1997          1996          1995
                                ------------   ------------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
  Net revenues................  $ 86,741,862   $ 50,153,331   $ 1,260,291   $ 1,263,887   $ 1,493,655
  Costs and expenses..........    76,622,347     45,635,758     1,382,055     1,736,688     1,420,742
  Equity in earnings of joint
     venture..................                    1,017,789     2,812,858     2,255,635     2,785,929
  Net income..................     5,422,798      3,212,024     1,706,321     1,046,941     1,773,247
  Net income per common share:
     Basic....................          1.32            .80           .64           .41           .62
     Diluted..................          1.30            .75           .48           .39           .55

                                                           AT DECEMBER 31,
                                ---------------------------------------------------------------------
                                    1999           1998          1997          1996          1995
                                ------------   ------------   -----------   -----------   -----------
BALANCE SHEET DATA:
  Current assets..............  $ 12,104,183   $ 12,423,756   $ 1,267,043   $ 5,016,658   $ 3,816,199
  Noncurrent assets...........    88,975,759     89,638,344    48,036,487    19,507,337    16,452,122
  Total assets................   101,079,942    102,062,100    49,303,530    24,523,995    20,268,321
  Current liabilities.........    11,284,996     11,717,110     3,110,232       620,282       850,500
  Convertible note payable to
     stockholder..............                                                1,500,000
  Long-term debt and other
     liabilities..............    45,061,860     51,978,057    12,897,174     2,251,639     2,376,655
  Common stock subject to put
     options..................                                                  137,499       666,667
  Minority interest...........     8,115,287      7,541,523     6,704,688     1,793,500
  Stockholders' equity........    36,498,551     30,825,410    26,591,436    18,159,569    16,374,499

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly including the opening of new casinos by competitors in our immediate market area in 2000, levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans and our proposed acquisition and the ultimate outcome of litigation matters.

     The following discussion should be read in conjunction with, and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

INTRODUCTION

     During 1998, we had two significant events that had a major impact on the financial reporting and comparability of our consolidated financial statements. The first event was the acquisition of the other half of GHC and related land, which occurred on April 24, 1998 and increased our ownership percentage in GHC from 50% to 100%. The second event was the opening of The Lodge Casino, which occurred on June 24, 1998. Because of these two events, our consolidated financial statements for the year ended December 31,1999 include the operating results of GHC and The Lodge Casino for a full year. Comparatively, 1998 includes 50% of the operations of GHC from January 1 through April 24, 1998 and 100% of the operations from April 24, 1998 through year end and the operations of The Lodge from June 24, 1998 through year end.

     Prior to April 24, 1998 the activity of GHC was reported under the equity method of accounting which required us to record our 50% share of the earnings of GHC, after eliminating inter-company transactions and other adjustments, under the caption "equity in earnings of joint venture." Even though we received management fees and rental revenue from GHC, the equity in earnings of the joint venture accounted for almost all of our income before income taxes. Since April 24, 1998, we have consolidated all of the operations of GHC into our financial statements. Furthermore, we no longer receive management fees or rental income and GHC no longer incurs those related expenses.

     As discussed above, due to the timing of the acquisition of the other half of GHC and the opening of The Lodge, it is difficult to draw meaningful comparisons between the consolidated financial statements for the year ended December 31, 1999 and 1998.

INCREASED COMPETITION IN THE BLACK HAWK MARKET

     On December 30, 1998 a casino opened in Black Hawk with approximately 1,200 devices and an 1,100 car valet/self-parking garage. Further, on February 4, 2000 another casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A third casino opened next door to the Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. Plans are underway for a fourth project to recommence construction with a projected opening date sometime in late 2001 or early 2002. A fifth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

     We believe these new casinos will expand the existing Black Hawk gaming market however, it is extremely difficult, if not impossible, to accurately predict the extent of the growth of this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this marketplace will continue to increase and intensify as these new casinos open. As a result, our marketing costs, our personnel costs, and other costs at our properties will more than likely increase while we attempt to maintain our market share.

RESULTS OF OPERATIONS

     The following is an analysis of the results of our operations for the years ended December 31, 1999 and 1998. EBITDA (earnings before interest, taxes, depreciation and amortization, and other) is presented below and is included in the discussion of the results of operations. EBITDA should not be considered to be an alternative to operating income or net income as defined by generally accepted accounting principles. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA as a supplemental disclosure to facilitate a more complete analysis of our financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation, and amortization.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                  YEAR ENDED
                                                                 DECEMBER 31,          PERCENTAGE
                                                           -------------------------    INCREASE
                                                              1999          1998       (DECREASE)
                                                           -----------   -----------   ----------
NET REVENUE
  Lodge..................................................  $60,025,792   $29,770,683       102 %
  GHC....................................................   26,682,152    19,950,700        34 %
  Corporate..............................................       33,918       431,948       (92)%
                                                           -----------   -----------      ----
          Total net revenue..............................   86,741,862    50,153,331        73 %
COSTS AND EXPENSES
  Lodge..................................................   45,117,795    22,390,334       102 %
  GHC....................................................   20,051,831    14,373,495        40 %
  Corporate..............................................    2,339,417     1,775,222        32 %
                                                           -----------   -----------      ----
          Total costs and expenses.......................   67,509,043    38,539,051        75 %
EBITDA & OTHER
  Lodge..................................................   14,907,996     7,380,349       102 %
  GHC....................................................    6,630,321     5,577,205        19 %
  Corporate..............................................   (2,305,500)   (1,343,274)       72 %
                                                           -----------   -----------      ----
          Total EBITDA & other...........................   19,232,818    11,614,280        66 %
Interest.................................................    4,287,645     2,387,203        80 %
Income taxes.............................................    2,929,000     1,900,088        54 %
Depreciation and amortization............................    4,825,659     2,436,890        98 %
Minority interest in The Lodge...........................    1,767,717       469,442       277 %
Impairment writedown.....................................                    610,338      (100)%
Other....................................................                    598,295      (100)%
                                                           -----------   -----------      ----
          Net income.....................................  $ 5,422,798   $ 3,212,024        69 %
                                                           ===========   ===========      ====
Basic earnings per share.................................  $      1.32   $      0.80        65 %
Diluted earnings per share...............................  $      1.30   $      0.75        73 %

NOTES:

          We opened The Lodge and commenced operations on June 24, 1998.

     The operating results of GHC for the year ended December 31, 1998 reflect 100% of the operations of GHC from April 24, 1998 through year end, and 50% of the operations from January 1 through April 23, 1998.

     Preopening expenses of $1,662,000, offset by equity in earnings of joint venture of $1,018,000 and an extraordinary gain totaling $46,000 have been classified as "Other" for the calculation of net income for the year ended December 31, 1998.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

  Results of operations -- Black Hawk Gaming & Development Company, Inc.

     The increase in net income for the year ended December 31, 1999 over the same period of the prior year resulted almost entirely from the acquisition of the other half of GHC as well as the opening of The Lodge. Both of these events occurred during 1998 -- see "Results of Operations -- Introduction." Because of these two events, the comparisons between our 1999 and 1998 consolidated financial statements are difficult; however, the following outlines the components of our consolidated statement of income for 1999 and attempts to explain some of the differences as compared to 1998.

NET REVENUES

     We generated net revenues of $86,742,000 during the year ended December 31, 1999. The components of our net revenues (after eliminating inter-company transactions) consisted of $60,026,000, $26,682,000, and $34,000 at The Lodge, GHC, and at our corporate level respectively. The vast majority of our revenues are derived from casino operations. We try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere which includes fine dining and an emphasis on customer service. Additionally, we have 50 hotel rooms at The Lodge which we can offer to our players, thereby enhancing their visit to the Black Hawk area. There are other casinos that are currently in the process of adding hotel rooms to their operations. Our hotel revenues may decline as these new rooms are opened.

COSTS AND EXPENSES

     Our costs and expenses totaled $67,509,000 during the year ended December 31, 1999. The expenses at The Lodge, GHC and at our corporate level were $45,118,000, $20,052,000 and $2,339,000, respectively. We believe most of our costs and expenses are in line with our net revenues. When aggregated, our total payroll, including benefits was $22,181,000 ($14,226,000, $6,826,000 and
$1,129,000 was incurred at The Lodge, GHC and at our corporate level, respectively). We paid gaming taxes totaling $13,889,000 ($9,932,000 at The Lodge and $3,957,000 at GHC). Marketing costs totaled $12,913,000 ($8,323,000 at The Lodge and $4,590,000 at GHC). The cost of food and beverage totaled $1,804,000 ($1,452,000 at The Lodge and $352,000 at GHC). Other aggregated operating costs and expenses incurred totaled $16,722,000 ($11,185,000, $4,327,000 and $1,210,000 at The Lodge, GHC and at our corporate level, respectively).

EBITDA

     When our total costs and expenses are subtracted from our net revenues the result is EBITDA & OTHER of $19,233,000 for the year ended December 31, 1999. EBITDA at The Lodge and GHC was $14,908,000 and $6,630,000 offset by our net corporate overhead of $2,305,000. Our EBITDA ratio (EBITDA divided by net revenues) at December 31, 1999 was 22%. One of our goals for 2000 is to continue to find ways to conserve our costs and enhance our revenues, thereby increasing our EBITDA ratio to at least 25%.

INTEREST EXPENSE

     We had interest expense totaling $4,287,000 during the year ended December 31, 1999. Interest expense at The Lodge and GHC was $3,180,000 and $1,107,000, respectively. Essentially, our interest expense relates to the debt that we incurred in order to construct and equip The Lodge as well as to acquire the other half of GHC. As discussed below, the Company entered into a swap agreement on $35,000,000 of our total debt. This instrument has reduced our exposure to floating interest rates, and has lowered our overall cost of borrowing to approximately 8.7%. The interest rate swap expires in 2003.

INCOME TAXES

     Our effective income tax rate for 1999 and 1998 resulted in income tax expense of $2,929,000 and $1,900,000 for the respective years. The unique tax characteristics of the individual components of our income before taxes are what determine our overall effective tax rate. Assuming profitability at our current levels, our effective income tax rate will remain in the 35% to 37% range.

DEPRECIATION AND AMORTIZATION

     Our total depreciation and amortization expense for 1999 was $4,826,000. Depreciation and amortization at The Lodge, GHC and BHWK was $3,125,000, $1,693,000 and $8,000, respectively. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

MINORITY INTEREST

     Minority interest for the year ended December 31, 1999 was $1,768,000. The minority interest is the 25% share of the income of The Lodge that is owned by affiliates of our chief executive officer.

NET INCOME

     As a result of the factors discussed above, we reported net income for 1999 of $5,423,000. The net income for 1998 was $3,212,000. The reason for the increase in the net income of $2,211,000 is generally due to the opening of The Lodge and the acquisition of the other half of GHC as discussed in the "Introduction to the Results of Operations."

EARNINGS PER SHARE

     We reported basic earnings per share for 1999 and 1998 of $1.32 and $.80, respectively and diluted earnings per share for 1999 and 1998 of $1.30 and $.75, respectively. Again, the increase in our earnings per share is generally due to the opening of The Lodge and the acquisition of the other half of GHC.

  Results of operations -- The Lodge Casino

     Our first full year of operations for The Lodge was in 1999. During 1998 The Lodge was open for two quarters. Therefore, drawing practical comparisons between the operational numbers of 1999 and 1998 is difficult. This is further complicated by the fact that another casino opened on December 30, 1998 and provided additional competition in the City. However, the market in Black Hawk has grown by approximately 30% for 1999 and it appears that we managed to maintain our market share for the year.

  Results of operations -- The Gilpin Hotel Casino

     We owned 50% of GHC until April 24, 1998, which was the date that we acquired the other half of GHC. The consolidated financial statements for 1998 contain 100% of the operating results of GHC from April 24, 1998 to the end of the year. Before April 24, 1998 we recorded our 50% of the income of GHC as "equity in earnings of joint venture." The following table presents GHC's operating results for 1999 and 1998 and adjusts 1998 for expenses GHC no longer incurs. These expenses were related to contracts that we cancelled when we acquired GHC.

                              GILPIN HOTEL CASINO

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      PERCENTAGE
                                                                                       INCREASE
                                                             1999          1998       (DECREASE)
                                                          -----------   -----------   ----------
Net Revenues............................................  $26,682,000   $29,972,000       (11)%
  Less: Costs and expenses..............................   20,052,000    22,454,000       (11)%
  ADD: Cancelled contracts..............................                  1,068,000      (100)%
                                                          -----------   -----------      ----
EBITDA..................................................    6,630,000     8,586,000       (23)%
                                                          -----------   -----------      ----
Interest................................................    1,107,000       911,000        22 %
Depreciation and amortization...........................    1,693,000     1,463,000        16 %
                                                          -----------   -----------      ----
Proforma net income.....................................  $ 3,830,000   $ 6,212,000       (38)%
                                                          ===========   ===========      ====

NET REVENUES

     GHC generated net revenues of $26,682,000 during 1999 compared to $29,972,000 for 1998. The decrease in net revenues of $3,290,000 or 11% is generally attributable to the opening of the larger and newer gaming facilities in the City of Black Hawk. A small portion of the decline in our net revenues is due to the elimination of the OTB facility and the poker room, which were not enhancing GHC's overall operations.

COSTS AND EXPENSES

     GHC's costs and expenses were $20,052,000 for 1999 compared to $22,454,000 for 1998. The overall decrease of $2,402,000 or 12% is due to the cancelled contracts resulting from our acquisition of the other half of GHC. We cancelled contracts totaling $1,068,000 and decreased casino-operating costs by $1,334,000.

EBITDA

     When GHC's costs and expenses are subtracted from net revenues and the expense for contracts that were cancelled are added back, the result is EBITDA of $6,630,000 for 1999 compared to $8,586,000 of EBITDA for 1998. In general, the decrease in the EBITDA of $1,956,000 or 23% is because of the decrease in the net revenue of GHC.

INTEREST EXPENSE

     Interest expense at GHC was $1,107,000 in 1999 compared to $911,000 for 1998. The increase of $196,000 or 22% is due to an increase in our debt when we acquired the other half of GHC.

DEPRECIATION AND AMORTIZATION

     The depreciation and amortization of GHC was $1,693,000 in 1999 compared to $1,463,000 for 1998. The increase of $230,000 or 16% is a result of the GHC acquisition.

     GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. We continually attempt to enhance GHC's operations, which includes reviewing the overall costs at GHC and eliminating areas that do not provide a meaningful contribution to our operations. Our market strategy is to focus on our existing customer base at GHC while we try to develop marketing programs that increase our new customers. One of our goals for 2000 is to continue to enhance the overall product we offer at GHC in order to be responsive to the new and increased competition in the City.

  Results of operations -- Corporate

NET REVENUES

     During 1999 we generated $34,000 of net revenues at the corporate level compared to $432,000 during 1998. Generally, corporate is not a profit center, but rather an overhead function, which directs the overall operations of the Company, including the specific efforts, related to being a public company. The decrease in net revenues of $398,000 or 92% is primarily due to the discontinuance of management fees and rents received from GHC of $357,000, which were cancelled when we bought the other half of GHC. Our interest income decreased by $41,000, which was the result of lower corporate cash balances earning interest. As we expend funds on prospects, interest income can be expected to decline.

COSTS AND EXPENSES

     Corporate costs and expenses were $2,339,000 for 1999 compared to $1,775,000 during 1998. The increase of $564,000 or 32% is primarily related to increases in labor costs of $225,000, legal costs of $350,000 (including payment of arbitration claims), which was partially offset by a decrease in other general and administrative costs of $11,000.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

  Results of operations -- Black Hawk Gaming & Development Company, Inc.

     We reported net income of $3,212,000 for the year ended December 31, 1998 compared to $1,706,000 for the same period in 1997. The increase in net income for the current year over the comparable year of 1997 is principally the result of the impact of The Lodge Casino operations (net of the minority interest) which commenced operations on June 24, 1998, and the additional 50% of operating results from the Gilpin Hotel Casino beginning April 24, 1998.

     The significant increases in our revenues and costs and expenses in 1998 compared to 1997 are directly a result of consolidation of the Gilpin Hotel Casino and the opening of The Lodge Casino.

     In December 1998, we determined that certain costs incurred in the pursuit of a gaming license in the U.S. Virgin Islands on the island of St. Croix may not be recoverable and an impairment loss should be recognized. This determination was based upon our inability to reach an agreement with respect to certain development issues with the Virgin Islands Casino Control Commission. The impairment loss recognized during the year ended December 31, 1998 was $610,000.

  Results of operations -- The Lodge Casino

     The Lodge Casino at Black Hawk opened on June 24, 1998, hence, there are no comparisons to the prior years presented and the current year consolidated statements of income include the operating results of The Lodge Casino from June 24, 1998.

     We opened the casino portion of The Lodge Casino, with approximately 800 slot machines, 20 table games, three restaurants, four bars, and three floors of underground parking for approximately 400 cars. A 50-room hotel facility and an overflow parking garage for approximately 200 additional parking spaces opened mid August, 1998 and the first week of November 1998, respectively.

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

     The Lodge Casino's total costs and expenses were $27,927,000 or 94% of net revenue for 1998. Costs and expenses by operating department before elimination of inter-Company transactions were as follows: casino operations of $9,856,000 or 33%; food and beverage operations of $3,651,000 or 12%; hotel operations of $315,000 or 1%; marketing, general and administrative expenses of $9,438,000 or 32%; depreciation and amortization of $1,341,000 or 5%; interest expense of $1,614,000 or 5%; and non-recurring pre-opening costs of $1,712,000 or 6%.

     In the opinion of our management, The Lodge Casino's operating costs and expenses are generally comparable to industry averages. However, we have established a goal to continue to pursue cost reductions and to pursue benefits yet to be realized from economies of scale as the efficiencies of the operational aspects of the Gilpin Hotel Casino and The Lodge Casino are improved.

  Results of operations -- Gilpin Hotel Casino

     During the year ended December 31, 1998, the Gilpin Hotel Casino's total revenues increased by $734,000 or 2%, from approximately $31,554,000 in 1997 to $32,288,000 in 1998. However, when reduced by an increase in promotional allowances of $163,000 or 7%, net revenues increased by $571,000 or 2%. Total costs and expenses of the Gilpin Hotel Casino decreased by $1,224,000 or 5% from approximately $25,974,000 to $24,750,000 in 1997 and 1998, respectively. The net result is an increase in the pretax income of the Gilpin Hotel Casino, after a small extraordinary item of $73,000 from a gain on the early retirement of debt, of $1,870,000 or 56% after extraordinary items. However, when the statements of income for the years ended December 31, 1998 and 1997 are adjusted for management fees, parking and rent that would not have been incurred during 1998 and 1997 had we entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1998 and 1997, respectively, income before extraordinary items would have decreased by $449,000 or 7%.

     Our management attributes the increase in casino revenues to the success of the ongoing plan of target marketing to the slot player club of the Gilpin Hotel Casino, the continuing breakfast promotion and the overall increase in customer traffic through the casino. The Business Improvement District (BID) was completed and thereby provided for a full year of increased traffic in 1998 as compared to 1997 when the BID project was still in process and patrons had difficulty entering the casino due to the construction activity.

     The net increase in costs and expenses, after adjusting for management fees, parking and rent that would not have been incurred during 1998 and 1997 had we entered into the transaction to acquire the other half of the Gilpin Hotel Casino on January 1, 1998 and 1997, respectively, was $1,020,000 or 4% for 1998 as compared to 1997. This increase was primarily the result of: (1) increases in food and beverage operations of $170,000 or 7%, principally as a result of increased labor costs, (2) increases in marketing, general and administrative operations of $380,000 or 4%, principally as a result of increased promotional pay-outs based on customer participation, (3) increased interest expense of $390,000 or 75%, due to the Wells Fargo revolving line of credit, which financed the acquisition of the other half of the Gilpin Hotel Casino, and (4) increase in depreciation and amortization of $147,000 or 11%. These increases were offset by a decrease in casino operations of $67,000 or 1% principally due to the discontinuance of costs associated with operating the poker room.

     A large part of the Gilpin Hotel Casino's success has been attributed to its on site parking. During 1997 and into 1998, we increased spending on busing programs in order to compensate for the reduction in parking availability due to The Lodge Casino's ongoing construction as well as the construction of the upstream parking garage for the benefit of The Lodge Casino and the Gilpin Hotel Casino. Additionally, with the completion of the Business Improvement District's redesign and upgrade of Main Street in the City of Black Hawk and the related infrastructure improvements, the Gilpin Hotel Casino has gained a permanent bus stop, located directly in front of the casino.

     The upstream parking garage for The Lodge Casino received a temporary certificate of occupancy during the first week of November 1998, and the total parking availability for the Gilpin Hotel Casino now approximates 200 cars and total parking for The Lodge Casino now approximates 600 cars.

     It is our plan to continue focusing on target marketing to the existing customer base of the Gilpin Hotel Casino and to attempt to increase the repeat business of new customers. Additionally, we are working to enhance the product offered at the Gilpin Hotel Casino in order to continue to provide customers with a user-friendly gaming environment coupled with the newest in gaming technology.

     In our opinion, the Gilpin Hotel Casino's operations for 1998 are competitive relative to other casinos in Black Hawk as well as the other two Colorado gaming districts. The Gilpin Hotel Casino's adjusted gross proceeds (which is the difference between amounts wagered by customers and the amount paid out in prizes) averages for gaming devices (slot machines and table games) remains higher than the overall gaming averages for the state and the city of Black Hawk.

OTHER MATTERS

  Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires us to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, we have determined that the impact on our financial statements of adopting SFAS No. 133 will be the recognition of the fair market value of the interest rate swap at the end of the interest rate swap reporting period as an asset with a corresponding credit to accumulated other comprehensive income, a component of stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

     The net cash provided by operating activities was $12,010,000 in 1999 compared to net cash provided by operating activities of $11,904,000 in 1998.

     Net cash used in investing activities for 1999 was $2,829,000. This included payments for construction and the equipping of our gaming facilities totaling $3,261,000. The proceeds from the City of Black Hawk for the payment of its share of the public improvements totaled $380,000 and other net proceeds of $52,000 offset some of the cash we used. The net cash used in our investing activities for 1998 was $37,696,000. These uses of cash included payments of project development costs associated with The Lodge of $30,647,000, the acquisition of GVI for $10,000,000 and $606,000 of payments we made on our efforts to create a St. Croix gaming facility. Some of these uses of cash were offset by $1,726,000 on the books of GHC as of the date of the GVI acquisition. Additionally, distributions from GHC prior to the acquisition of $1,168,000, net proceeds from the sale of the Oklahoma City land of $593,000 and other investing activities of $70,000 also contributed to these overall uses of cash.

     The net cash used in our financing activities during 1999 was $9,829,000. The sources of cash we generated in financing our activities included proceeds from bonds issued by the Business Improvement District of $6,000,000, borrowings against the GHC's revolving line of credit of $6,573,000, proceeds from a syndicated bank loan of $47,941,000 and other proceeds of $139,000. These various sources of cash were reduced by payments of $13,168,000 against our debt, payments against the Gilpin's revolving line of credit of

$8,874,000, payments to retire GHC's revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000, payments to refinance debt of $2,222,000 and distributions to our 25% minority interest owner of The Lodge of $1,194,000. The net cash provided by our financing activities during 1998 was $35,615,000. These sources of cash included draws against The Lodge's construction loan of $23,293,000, draws against GHC's line of credit of $26,583,000, proceeds from the exercise of warrants of $895,000 and contributions from our minority interest partner of $617,000. These financing sources of cash were reduced by debt payments of $15,223,000, payments on notes payable to shareholders of $300,000 and distributions to the 25% minority interest owner of The Lodge of $250,000 during 1998.

     As of December 31, 1999 we had working capital of approximately $819,000 as compared to $3,002,000 at December 31, 1998 after adding back accrued building costs payable, which were funded under the construction loan. We have approximately $26,000,000 of availability on our syndicated bank line of credit as of December 31, 1999 to use for working capital and/or other corporate purposes.

     In March 1999, The Lodge closed financing with the Black Hawk Business Improvement District (BID) and issued bonds in two series with a total principal balance of $6,000,000. The BID is a quasi-municipal corporation and political subdivision of the State of Colorado, generally organized for the purpose of providing financing for public improvements and services benefiting the commercial properties within the District. The purpose of the bonds was to finance our costs of various infrastructure improvements made for the benefit of the city of Black Hawk and The Lodge. We used the proceeds to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

     In April 1999, we closed financing with a bank syndication group led by Wells Fargo Bank ("Wells Fargo"). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing and revolving commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt and accrued interest at The Lodge and GHC totaling $32,508,000 and $12,778,000, respectively), (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities;
(iii) the facility bears interest at a rate based on either the prime rate published by Wells Fargo or the London InterBank Offering Rate ("LIBOR") each of which is added to an applicable margin based on financial ratios maintained by us (approximately 8.7% at December 31, 1999); (iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first four quarterly reductions in availability are $1,300,000 each, the next four quarterly reductions in availability are $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility is due; (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, require us to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of our assets including those of GHC and The Lodge are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

GOLD DUST WEST ACQUISITION

     On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. The purchase price is $26,500,000 and closing is anticipated to take place after we obtain Nevada gaming approvals which include licensing of the Company and certain of its officers and directors. We believe this will take several months to complete. Other conditions to closing require Gold Dust West to achieve at least $5,100,000 of EBITDA for the trailing 12-month period ending 30 days prior to the closing date, satisfactory completion of the due diligence process, and acceptable environmental reports and title surveys on the property.

     We believe our current working capital position, earnings from our existing operations and the remaining availability from our revolving credit facility are sufficient to meet our short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. It is our intention to fund the Gold Dust West acquisition out of our existing reducing revolving credit facility and cash flow generated from operations during the licensing and due diligence process. However, any other significant development of other projects by us may require additional financing, other joint venture partners, or both.

YEAR 2000 ISSUE

     The Year 2000 issue is the potential for system and processing failures of date-related data arising from the use of two digits by computer controlled systems, rather than four digits, to define the applicable year. We completed our Year 2000 assessment in 1999 and we have yet to experience any material Year 2000 difficulties. We do not expect to incur any more material costs related to the Year 2000 issue. Since January 1, 2000, we have not experienced any computer or operational disruptions as a result of Year 2000 problems or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $39 million at December 31, 1999. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

     At December 31, 1999 we had partially hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receive a variable interest payment and pay a fixed interest payment on a notional amount of $35 million. This has reduced our exposure to interest rate risk to approximately $4 million of debt not hedged with the interest rate swap at December 31, 1999.

     The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at December 31, 1999, would be approximately $38,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See pages F-1 through F-21 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                 NOT APPLICABLE

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Black Hawk Gaming & Development Company, Inc.:

     We have audited the accompanying consolidated balance sheets of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado
March 6, 2000

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                  1999           1998
                                                              ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $ 10,239,735   $ 10,887,602
  Accounts receivable.......................................       190,044        164,077
  Inventories...............................................       557,182        554,493
  Prepaid expenses..........................................       699,899        478,866
  Deferred income tax.......................................       417,323        338,718
                                                              ------------   ------------
          Total current assets..............................    12,104,183     12,423,756
Land........................................................    15,235,092     15,235,092
                                                              ------------   ------------
Gaming facilities:
  Building and improvements.................................    58,098,219     57,690,399
  Equipment.................................................    17,342,370     15,427,185
  Accumulated depreciation..................................   (10,310,295)    (6,384,357)
                                                              ------------   ------------
          Total gaming facilities...........................    65,130,294     66,733,227
Other assets:
  Goodwill, net of accumulated amortization of $931,729 and
     $369,706 for 1999 and 1998, respectively...............     5,812,347      6,374,370
  Other assets..............................................     2,724,609      1,029,985
  Deferred income tax.......................................        73,417        265,670
                                                              ------------   ------------
          Total.............................................  $101,079,942   $102,062,100
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 10,547,256   $  9,048,273
  Current portion of long-term debt.........................       737,740        373,639
  Construction costs payable................................                    2,295,198
                                                              ------------   ------------
          Total current liabilities.........................    11,284,996     11,717,110
Long-term debt and other liabilities:
  Reducing and revolving credit facility....................    39,000,000
  Bonds payable.............................................     5,645,000
  GHV revolving line of credit and other....................       416,860     15,806,305
  Construction loan.........................................                   36,171,752
                                                              ------------   ------------
          Total long-term debt..............................    45,061,860     51,978,057
  Deferred tax liability....................................       119,248
                                                              ------------   ------------
          Total liabilities.................................    56,466,104     63,695,167
                                                              ------------   ------------
Commitments and contingencies
Minority interest...........................................     8,115,287      7,541,523
Stockholders' equity:
  Preferred stock; $.001 par value; 10,000,000 shares
     authorized; none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares
     authorized; 4,110,209 and 4,087,346 shares issued and
     outstanding, respectively..............................         4,110          4,087
  Additional paid-in capital................................    18,466,705     18,216,385
  Retained earnings.........................................    18,027,736     12,604,938
                                                              ------------   ------------
          Total stockholders' equity........................    36,498,551     30,825,410
                                                              ------------   ------------
          Total.............................................  $101,079,942   $102,062,100
                                                              ============   ============

                See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                         -----------   -----------   ----------
Revenues:
  Casino revenue.......................................  $81,902,996   $47,116,406
  Food and beverage revenue............................    8,827,171     5,914,804
  Hotel revenue........................................    1,106,287       363,381
  Interest and other...................................      985,051       224,527   $  124,436
  Gilpin Hotel venture -- management fees and
     rental income.....................................                    342,385    1,135,855
                                                         -----------   -----------   ----------
          Total revenues...............................   92,821,505    53,961,503    1,260,291
                                                         -----------   -----------   ----------
Promotional allowances.................................    6,079,643     3,808,172
                                                         -----------   -----------   ----------
          Net revenues.................................   86,741,862    50,153,331    1,260,291
                                                         -----------   -----------   ----------
Costs and expenses:
  Casino operations....................................   25,080,864    15,553,942
  Food and beverage operations.........................    8,624,562     5,338,311
  Hotel operations.....................................      596,486       315,388
  Marketing, general and administrative................   33,207,131    17,331,409    1,382,055
  Interest.............................................    4,287,645     2,387,205
  Depreciation and amortization........................    4,825,659     2,436,890
  Pre-opening..........................................                  1,662,275
  Impairment writedown.................................                    610,338
                                                         -----------   -----------   ----------
          Total costs and expenses.....................   76,622,347    45,635,758    1,382,055
                                                         -----------   -----------   ----------
Minority interest......................................   (1,767,717)     (469,442)
Equity in earnings of joint venture....................                  1,017,789    2,812,858
                                                         -----------   -----------   ----------
Income before income taxes and extraordinary item......    8,351,798     5,065,920    2,691,094
Income taxes...........................................    2,929,000     1,900,088    1,070,544
                                                         -----------   -----------   ----------
Income before extraordinary item.......................    5,422,798     3,165,832    1,620,550
                                                         -----------   -----------   ----------
Extraordinary item -- early retirement of debt, net of
  income taxes of $27,129 and $51,025, respectively....                     46,192       85,771
                                                         -----------   -----------   ----------
          Net income...................................  $ 5,422,798   $ 3,212,024   $1,706,321
                                                         ===========   ===========   ==========
Basic earnings per share:
  Income before extraordinary item.....................  $      1.32   $      0.79   $     0.61
  Extraordinary item...................................                       0.01         0.03
                                                         -----------   -----------   ----------
          Basic earnings per share.....................  $      1.32   $      0.80   $     0.64
                                                         ===========   ===========   ==========
Diluted earnings per share:
  Income before extraordinary item.....................  $      1.30   $      0.74   $     0.46
  Extraordinary item...................................                       0.01         0.02
                                                         -----------   -----------   ----------
          Diluted earnings per share...................  $      1.30   $      0.75   $     0.48
                                                         ===========   ===========   ==========

                See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                PREFERRED STOCK        COMMON STOCK      ADDITIONAL                    TREASURY STOCK
                              -------------------   ------------------     PAID-IN      RETAINED     -------------------
                               SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      EARNINGS     SHARES     AMOUNT
                              --------   --------   ---------   ------   -----------   -----------   -------   ---------
BALANCES, JANUARY 1, 1997...                        2,672,043   $2,670   $10,470,306   $ 7,686,593
  Exercise of put options...                                                 137,499                  12,500   $(137,499)
  Retirement of treasury
    shares..................                          (12,500)    (13)      (137,499)                (12,500)    137,499
  Stock issued for
    compensation............                            2,239       4         15,246
  Conversion of notes
    payable to shareholders,
    net of deferred costs...                        1,285,714   1,286      6,597,956
  Compensation under non-
    qualified stock
    options.................                                                 111,067
  Net income................                                                             1,706,321
                              --------   --------   ---------   ------   -----------   -----------   -------   ---------
BALANCES, DECEMBER 31,
  1997......................                        3,947,496   3,947     17,194,575     9,392,914
  Stock issued for
    compensation............                            1,284       1         16,250
  Sale of shares, net of
    issuance costs..........                          138,566     139        894,494
  Compensation under non-
    qualified stock
    options.................                                                 111,066
  Net income................                                                             3,212,024
                              --------   --------   ---------   ------   -----------   -----------   -------   ---------
BALANCES, DECEMBER 31,
  1998......................                        4,087,346   4,087     18,216,385    12,604,938
  Exercise of stock
    options.................                           22,863      23        139,252
  Compensation under non-
    qualified stock
    options.................                                                 111,068
  Net income................                                                             5,422,798
                              --------   --------   ---------   ------   -----------   -----------   -------   ---------
BALANCES, DECEMBER 31,
  1999......................                        4,110,209   $4,110   $18,466,705   $18,027,736
                              ========   ========   =========   ======   ===========   ===========   =======   =========

                See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
OPERATING ACTIVITIES:
  Net income................................................  $  5,422,798   $  3,212,024   $  1,706,321
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Equity in earnings of joint venture.....................                     (675,405)    (1,677,003)
    Depreciation and amortization...........................     4,825,659      2,436,890
    Minority interest.......................................     1,767,717        469,442
    Loss (gain) on sale of equipment........................       137,938        (12,766)
    Gain on sale of land....................................                      (14,280)
    Gain on early retirement of debt........................                      (73,321)      (136,796)
    Noncash compensation....................................       111,068        127,317        126,304
    Deferred taxes..........................................       232,896       (349,911)      (131,245)
    Impairment writedown....................................                      610,338
    Other...................................................                                      11,833
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (25,967)         8,333        (30,173)
    Inventories.............................................        (2,689)      (384,030)       325,100
    Prepaid expenses and other assets.......................       306,358       (262,559)       (14,575)
    Accounts payable and accrued expenses...................      (765,785)     6,811,660        316,613
                                                              ------------   ------------   ------------
        Net cash provided by operating activities...........    12,009,993     11,903,732        496,379
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Construction and equipping of gaming facility.............    (3,260,592)   (30,647,641)   (24,837,605)
  Distributions from joint venture..........................                    1,168,407      1,259,000
  Purchase of joint venture interest and land...............                  (10,000,000)
  Cash acquired in joint venture acquisition................                    1,726,062
  Investment in St. Croix gaming project....................                     (606,388)
  Proceeds from the City of Black Hawk for public
    improvements............................................       380,000
  Proceeds from the sale of land, net of costs to sell......                      593,329
  Other.....................................................        51,519         70,013        (91,316)
                                                              ------------   ------------   ------------
        Net cash used in investing activities...............    (2,829,073)   (37,696,218)   (23,669,921)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Proceeds from construction loan...........................                   23,292,891     12,897,174
  Proceeds from GHC revolving line of credit................     6,573,122     26,583,076
  Proceeds from bonds.......................................     6,000,000
  Proceeds from reducing and revolving credit facility......    47,940,534
  Proceeds from issuance of convertible debt to
    shareholders............................................                                   5,250,000
  Proceeds from issuance of notes payable to shareholders...                                     850,000
  Proceeds from sale of common shares, net of issuance
    costs...................................................                      894,633
  Minority interest contributions to majority owned
    subsidiary..............................................                      617,393      3,831,188
  Payment to retire construction loan.......................   (32,317,500)
  Payment to retire GHC revolving line of credit............   (12,706,000)
  Payments to refinance pre-existing debt...................    (2,222,015)
  Payments on long-term debt and GHC revolving line of
    credit..................................................    (8,874,275)   (15,223,179)    (2,238,901)
  Payments on reducing and revolving credit facility........   (13,167,977)
  Distributions to minority interest owner..................    (1,193,951)      (250,000)
  Payment on notes payable to shareholders..................                     (300,000)      (550,000)
  Acquisition of treasury stock and payments upon exercise
    of put option...........................................                                    (137,499)
  Other.....................................................       139,275                      (194,501)
                                                              ------------   ------------   ------------
        Net cash (used in) provided by financing
          activities........................................    (9,828,787)    35,614,814     19,707,461
                                                              ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents........      (647,867)     9,822,328     (3,466,081)
Cash and cash equivalents, beginning of year................    10,887,602      1,065,274      4,531,355
                                                              ------------   ------------   ------------
Cash and cash equivalents, end of year......................  $ 10,239,735   $ 10,887,602   $  1,065,274
                                                              ============   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized ($0,
    $1,333,218, and $547,730 in 1999, 1998 and 1997,
    respectively)...........................................  $  4,550,322   $  1,864,395
  Cash paid for income taxes................................  $  2,453,299   $  2,566,876   $    759,776
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Land contributed by minority interest owner...............                                $  1,080,000
  Conversion of convertible notes payable to shareholders,
    to common stock, net....................................                                $  6,597,956

                See notes to consolidated financial statements.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

     The Company operates in a single business segment, casino gaming. Through December 31, 1999, all of the Company's gaming operations have been concentrated in Black Hawk, Colorado.

2. SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The accompanying consolidated balance sheets of as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, include the accounts of the Company, its 75% owned subsidiary Black Hawk/Jacobs Entertainment LLC, which opened June 24, 1998 and, beginning on April 24, 1998, the Company's 100% ownership interest in the GHV. All inter-company transactions and balances have been eliminated in consolidation. Prior to April 24, 1998, the Company accounted for its 50% interest in GHV under the equity method of accounting. All inter-company transactions between the Company and GHV have been eliminated to the extent of the Company's 50% ownership in GHV for all periods presented prior to April 24, 1998.

     Cash Equivalents -- The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Goodwill -- Goodwill represents the excess purchase price over net identifiable assets acquired related to the Company's acquisition of the 50% interest in GHV and related land, plus pre-existing goodwill of GHV. Amortization is provided on goodwill by the straight-line method over 15 years.

     Depreciation -- Depreciation is provided on building and improvements, and equipment, by the straight-line method over the estimated useful lives of the assets (39 years for building and improvements, and 5 - 7 years for equipment).

     Long-Lived Assets -- The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of December 31, 1999, management determined that there was no impairment of the Company's long-lived assets. See
Note 14 for discussion of the impairment losses recorded during the year ended December 31, 1998.

     Capitalized Interest -- The Company began capitalizing interest expense in 1996 due to the construction of The Lodge casino/hotel/parking complex. Total interest incurred during the years ended December 31, 1999, 1998 and 1997 was $4,828,000, $3,720,000, and $548,000, respectively. Interest capitalized during the years ended December 31, 1999, 1998 and 1997 totaled $0, $1,333,000, and $548,000, respectively.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

     Stock Issued for Services -- Common stock was issued or accrued to be issued to directors in 1999, 1998 and 1997 for services and was valued at the market value as of the date awarded. Included in marketing, general and administrative expenses in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 is $10,000, $16,251 and $15,250,
respectively, of expenses related to stock issued or accrued for services.

     Earnings Per Common Share -- The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997:

                                        1999                                      1998
                       ---------------------------------------   ---------------------------------------
                         INCOME         SHARES       EARNINGS      INCOME         SHARES       EARNINGS
                       (NUMERATOR)   (DENOMINATOR)   PER SHARE   (NUMERATOR)   (DENOMINATOR)   PER SHARE
                       -----------   -------------   ---------   -----------   -------------   ---------
Basic earnings per
  share:.............  $5,422,798      4,101,075       $1.32     $3,212,024      4,016,007       $0.80
                                                       =====                                     =====
Effect of dilutive
  securities:
  Stock options,
    warrants and
    convertible
    debt.............                     82,444                                   240,804
                       ----------      ---------                 ----------      ---------
Diluted earnings per
  share..............  $5,422,798      4,183,519       $1.30     $3,212,024      4,256,811       $0.75
                       ==========      =========       =====     ==========      =========       =====

                                        1997
                       ---------------------------------------
                         INCOME         SHARES       EARNINGS
                       (NUMERATOR)   (DENOMINATOR)   PER SHARE
                       -----------   -------------   ---------
Basic earnings per
  share:.............  $1,706,321      2,664,403       $0.64
                                                       =====
Effect of dilutive
  securities:
  Stock options,
    warrants and
    convertible
    debt.............                    872,320
                       ----------      ---------
Diluted earnings per
  share..............  $1,706,321      3,536,723       $0.48
                       ==========      =========       =====

     Employee Stock Compensation Plans -- The Company uses the intrinsic value method to account for stock options and similar stock-based employee compensation plans. The exercise price of stock options issued to employee's equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. Options granted to non-employees are valued at estimated fair value and charged to operations as earned. See Note 8 for discussion of the Company's stock options plans.

     Derivative Financial Instruments -- The Company is party to an interest rate swap agreement, the purpose of which is to manage the Company's exposure to fluctuations in interest rates. The Company does not enter into derivative transactions for trading purposes. The interest rate swap is designated, and is effective, as a hedge of the underlying debt obligation and is not marked to market. Net amounts owed or receivable under the swap are included in interest expense. If a contract accounted for as a hedge were to be terminated early, any resultant gain (loss) would be deferred and recognized over the original term of the contract.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires the Company to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, the Company has determined that the impact on its financial statements of adopting SFAS No. 133 will be the recognition of the fair market value of the interest rate swap at the end of the interest rate swap reporting period as an asset with a corresponding credit to accumulated other comprehensive income, a component of stockholders' equity (see Note 13).

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

     Use of Estimates -- The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Reclassifications -- Certain reclassifications have been made in the 1998 financial statements to conform to the classifications used in 1999.

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

     Through April 23, 1998, the land and improvements were leased by GHV from the Company and an affiliate of GVI for a fee, as defined in the Agreement, and the Company operated the Gilpin facility for a fee pursuant to a management agreement. In addition, the Company charged GHV a monthly fee for the use of land owned by the Company for parking for the benefit of casino customers. As construction activities related to The Lodge reduced the amount of land available for GHV parking, the Company reduced the monthly parking fee to GHV. The Company's equity in earnings of GHV as reflected in the statements of income for the period January 1, 1998 to April 23, 1998, and for the year ended December 31, 1997 has been adjusted for elimination of the Company's share of fees and rentals it received from GHV.

     On December 31, 1997, the Company entered into an agreement with GVI, its joint venture partner in GHV, and affiliates of GVI, which provided for the termination of all agreements between the Company, GVI and its affiliates, and GHV and the sale of all of GVI's and its affiliates' interests in GHV, related land and contracts.

     On April 24, 1998, the Company acquired the 50% interest in GHV and related land for $10,000,000. The Company borrowed $10,000,000 under a $20,000,000 revolving line of credit with Wells Fargo Bank to finance the acquisition. The acquisition has been accounted for by the Company under the purchase method of accounting and GHV's results of operations for 1999 and from April 24, 1998, to December 31, 1998, are included in the accompanying financial statements.

     The Company obtained an appraisal of the assets of GHV at the date of acquisition and the purchase price has been allocated accordingly. The total purchase price, including $429,000 of transaction costs, was allocated to the 50% interest in GHV as follows:

Cash...................................................   $   863,000
Land...................................................     3,900,000
Building, furniture, fixtures and equipment............     3,430,000
Other assets...........................................       329,000
Goodwill...............................................     5,224,000
Notes payable and other liabilities....................    (3,317,000)
                                                          -----------
          Total purchase price.........................   $10,429,000
                                                          ===========

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

     The Company recorded as additional goodwill the excess of its pre-acquisition investment in GHV over its proportionate share of GHV pre-acquisition net equity.

     Summarized income statement information of GHV for the period January 1, 1998, through April 23, 1998, and the year ended December 31, 1997 during which GHV was accounted for under the equity method, as follows:

                                                            JANUARY 1, 1998
                                                           TO APRIL 23, 1998       1997
                                                           -----------------   ------------
Net revenues.............................................     $ 9,948,008      $ 29,327,886
Operating costs..........................................      (5,252,437)      (14,998,848)
Marketing, general and administrative expenses...........      (2,828,288)       (9,138,439)
Depreciation and amortization............................        (366,731)       (1,315,897)
Interest.................................................        (149,743)         (520,696)
                                                              -----------      ------------
          Net income.....................................     $ 1,350,809      $  3,354,006
                                                              ===========      ============

     Pro forma financial information for the Company, assuming the acquisition had occurred on January 1, 1998 and 1997, respectively, is as follows:

                                                                1998          1997
                                                             -----------   -----------
Net revenues...............................................  $59,759,000   $29,452,000
Net income.................................................  $ 3,856,000   $ 3,184,000
Earnings per share:
  Basic....................................................  $      0.96   $      1.20
  Diluted..................................................  $      0.91   $      0.90

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

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

5. LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                                1999          1998
                                                             -----------   -----------
Reducing and revolving credit facility; a four year
  reducing and revolving facility totaling $65 million;
  interest accrues at either the prime rate published by
  Wells Fargo or the LIBOR rate plus an applicable margin
  based upon financial ratios maintained by the Company
  (approximately 8.70% for the quarter ended December 31,
  1999); quarterly reductions in availability commence July
  2000 at $1,300,000 each, the next four quarterly
  reductions in availability are $2,750,000 each, with the
  following four quarterly reductions in availability of
  $3,250,000 each, until January 2003 when the balance of
  the facility is due. Substantially all of the assets of
  the Company, GHC and the LLC are pledged as collateral
  under the facility.......................................  $39,000,000
Bonds payable; issued in two series with interest payments
  varying between 6.25% and 6.50%; principal and interest
  payments approximating $360,000 are due semi-annually
  beginning in June 2000 continuing until December 2011;
  secured by the public improvements made by the LLC.......    6,000,000
Note payable; payments of $40,863, including principal and
  interest at 11% per annum due monthly through 2001, when
  the remaining principal and interest balance is due;
  secured by GHV equipment.................................      799,162   $ 1,172,363
Construction credit facility paid in 1999..................                 36,171,752
Revolving credit facility paid in 1999.....................                 15,007,143
Other......................................................          438           438
                                                             -----------   -----------
                                                              45,799,600    52,351,696
Less current portion.......................................      737,740       373,639
                                                             -----------   -----------
          Total............................................  $45,061,860   $51,978,057
                                                             ===========   ===========

     Scheduled principal payments at December 31, 1999 are as follows:

2000...................................................   $   737,740
2001...................................................       791,860
2002...................................................       395,000
2003...................................................    39,425,000
2004...................................................       450,000
Thereafter.............................................     4,000,000
                                                          -----------
          Total........................................   $45,799,600
                                                          ===========

     During 1999 the Company entered into a four-year reducing and revolving credit facility providing for maximum borrowings of $65,000,000. The reducing and revolving facility replaced a revolving credit facility, which had maximum borrowings of $20,000,000 and a construction credit facility, which provided for maximum borrowings of $40,000,000. The reducing and revolving credit facility contains a number of affirmative and negative covenants, which among other things require the Company to maintain certain

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

financial ratios and refrain from certain actions without the approval of the bank syndicate group's concurrence. As of December 31, 1999, the Company is in compliance with all such debt covenants.

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

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

8. STOCK OPTIONS

     The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company for 300,000 shares of common stock. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options for 500,000 shares of common stock. At December 31, 1999, there were 14,900 shares available for future grants under the 1994 Plan and 74,300 shares were available for future grants under the 1996 Plan. Stock option transactions are summarized as follows:

                                                                                  WEIGHTED
                                                                                  AVERAGE
                                                 NUMBER OF      EXERCISE       EXERCISE PRICE
                                                  SHARES     PRICE PER SHARE     PER SHARE
                                                 ---------   ---------------   --------------
Outstanding at December 31, 1996...............   607,500    $5.63 - $6.19         $5.79
  Granted......................................    35,000             5.81          5.81
                                                  -------
Outstanding at December 31, 1997...............   642,500     5.63 -  6.19          5.79
  Granted......................................    31,000     7.75 -  8.38          8.35
  Exercised....................................   (98,000)    5.63 -  6.19          6.12
  Forfeited....................................   (29,950)    5.63 -  6.19          6.13
                                                  -------
Outstanding at December 31, 1998...............   545,550     5.63 -  8.38          5.86
  Granted......................................    93,000     6.25 -  8.38          7.23
  Exercised....................................   (22,500)            6.19          6.19
  Forfeited....................................   (25,750)    5.63 -  8.38          5.71
                                                  -------
Outstanding at December 31, 1999...............   590,300    $5.63 - $8.38         $6.07
                                                  =======

     Options granted under the 1994 Plan generally vest proportionately over three years on June 30 following the grant date. Options granted under the 1996 Plan generally vest proportionately over three years on each of the first, second, and third anniversary dates of the grant. The number of stock option shares exercisable at December 31, 1999 was 465,467. These stock options have a weighted average exercise price of $5.74 per share.

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

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Net income -- as reported........................  $5,422,798   $3,212,024   $1,706,321
Net income -- pro forma..........................   5,233,447    3,026,556    1,437,388
Income per share -- as reported:
  Basic..........................................  $     1.32   $     0.80   $     0.64
  Diluted........................................  $     1.30   $     0.75   $     0.48
Income per share -- pro forma:
  Basic..........................................  $     1.27   $     0.75   $     0.54
  Diluted........................................  $     1.25   $     0.71   $     0.41

     The weighted average per share fair value of the stock options granted was $4.60 in 1999, $3.79 in 1998 and $3.19 in 1997. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998, and 1997:

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

risk-free interest rate of 5.50%, 5.50%, and 5.50%, respectively; expected dividend yield of 0%; expected life of three to six years; and expected volatility of 98.61%, 60.63% and 73.88%, respectively. The outstanding stock options at December 31, 1999 have a weighted average remaining contractual life of 6.67 years.

     On November 12, 1996, the Company issued options for 85,000 shares of common stock to non-employees, which vest one-third on each anniversary date of the grant. The fair value of the options was $333,200, which is being amortized to operations over the vesting period. The consolidated financial statements for the years ended December 31, 1999, 1998 and 1997 reflect compensation expense of $111,068, $111,066 and $111,066, respectively, related to the vesting of the non-qualified options.

9. INCOME TAXES

     Income tax expense includes the following current and deferred provisions for the years ended December 31, 1999, 1998 and 1997:

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Current..........................................  $2,696,104   $2,249,999   $  939,299
Deferred.........................................     232,896     (349,911)     131,245
                                                   ----------   ----------   ----------
          Total..................................  $2,929,000   $1,900,088   $1,070,544
                                                   ==========   ==========   ==========

     Income tax expense includes the following federal and state components for the years ended December 31, 1999, 1998 and 1997:

Federal..........................................  $2,562,875   $1,681,237   $  929,031
State............................................     366,125      218,851      141,513
                                                   ----------   ----------   ----------
          Total..................................  $2,929,000   $1,900,088   $1,070,544
                                                   ==========   ==========   ==========

     The Company's income tax expense for the years ended December 31, 1999, 1998 and 1997 varies from the amount expected by applying the Federal tax rate due to the following items:

                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Expected federal income tax expense..............  $2,773,516   $1,722,413   $  914,972
State income taxes, net of Federal benefit.......     233,301      144,242       93,398
Other, net.......................................     (77,817)      33,433       62,174
                                                   ----------   ----------   ----------
          Total..................................  $2,929,000   $1,900,088   $1,070,544
                                                   ==========   ==========   ==========

     The Company's deferred taxes at December 31, 1999 and 1998, are comprised of the following:

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Start-up costs and intangible assets......................  $ 73,417   $153,438
  Land and gaming facilities basis differences..............              112,232
  Accrued expenses..........................................   417,323    338,718
                                                              --------   --------
          Total gross deferred tax assets...................   490,740    604,388
Deferred tax liabilities --
  Land and gaming facilities basis differences..............   119,248
                                                              --------   --------
          Net deferred tax assets...........................  $371,492   $604,388
                                                              ========   ========

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

10. RELATED PARTIES

     The Company and BH share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC in the ratio of 60% to the Company and 40% to BH during the first year and 50%-50% thereafter. During the periods ended December 31, 1999 and 1998 BH earned $1,274,033 and $556,885 respectively, for management fees from the LLC.

     An officer, director and significant shareholder of the Company and certain of his affiliates received an annual credit enhancement fee of 2% of the amount guaranteed, as defined, for personally guaranteeing the Company's construction loan. Total credit enhancement fees paid during the years ended December 31, 1999, 1998 and 1997 were $226,693, $546,487 and $36,625, respectively.

     Effective October 1, 1997, the Company entered into a one-year agreement with an affiliate of an officer, director and significant shareholder of the Company to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities. The Company extended the agreement on September 30, 1998 for six months, and again on March 31, 1999 through December 31, 1999. The annual cost to the Company under the agreement was $225,000, $225,000 and $56,250 for 1999, 1998 and 1997, respectively. The
Company has extended the agreement for an additional two-years commencing January 1, 2000.

11. CONTINGENCIES

     Along with the Company, the LLC and other LLC members were named as defendants in an action for trespass brought in late January 1998 by a plaintiff who claimed to have succeeded to rights of heirs of certain shareholders of a corporation which was dissolved under Colorado law in 1942. The action alleged that the long defunct corporation had certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino property. The defendants, including the Company, and certain title insurance companies entered into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the purported interests of the defunct corporation, if any. The trustee filed an action similar to that described above in September 1999 against the previous defendants, including the Company, containing essentially the same allegations as in the previous case. The present action seeks to quiet title in the plaintiff to the alleged reversionary strip and further seeks monetary and injunctive relief against the Company for trespass. The case is in its early stages. The Company is in the process of filing an answer to the action and intends to vigorously litigate the matter, but it can give no assurance as to the ultimate outcome of the litigation.

     On June 25, 1999, a complaint against Black Hawk/Jacobs Entertainment LLC ("LLC") and John Does 1-3, which represent other casino projects upstream from the plaintiff, was filed by a casino which operates downstream from these Casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge Casino property and the properties of John Does 1-3. The LLC, which is 75% owned by the Company, has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. The Company does not believe the suit will result in any material liability; however, we can give no assurance in this regard.

     The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

     On January 1, 1997, the Gilpin Hotel Casino Employees' 401(k) Plan (the
Plan) was organized and began accepting contributions on September 1, 1997. During 1999 the Plan's name was changed to Black Hawk Gaming & Development Company's 401(k) Plan. The Plan is a defined contribution plan covering eligible employees of the Company. The Plan allows eligible employees to make tax-deferred contributions

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

that are matched by the Company up to a specified level. The Company contributed approximately $161,025, $92,400 and $13,800 to the Plan for the years ended December 31, 1999, 1998 and 1997, respectively.

12. DERIVATIVE FINANCIAL INSTRUMENT

     The Company is a party to an Interest Rate Swap Agreement with off-balance-sheet risk. This derivative financial instrument is used in the normal course of business to manage exposure to fluctuations in interest rates and involves market risk, as the instrument is subject to interest rate fluctuations and, potentially, credit risk. This derivative transaction is used to partially hedge interest rate risk in the Company's variable rate debt. The Interest Rate Swap Agreement provides that, on a quarterly basis, the Company pays a fixed rate of 5.18% on the notional amount of $35,000,000 and receives a payment based on LIBOR applied to the notional amount. Gains or losses on the interest rate exchange are included in interest expense as realized or incurred. As of December 31, 1999, the amount of loss the Company would incur if the counterparty failed to perform under the agreement would be equal to the net settlement and is not expected to be material. Neither the counterparty's nor the Company's obligations under the agreement are collateralized. The Company manages its exposure to credit risk related to the interest rate swap by its choice of a counterparty with a high credit rating.

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

                                          1999                          1998
                               ---------------------------   ---------------------------
                                               ESTIMATED                     ESTIMATED
                                 CARRYING         FAIR         CARRYING         FAIR
                                  AMOUNT         VALUE          AMOUNT         VALUE
                               ------------   ------------   ------------   ------------
Liabilities --
  Debt.......................  $(45,800,000)  $(45,800,000)  $(52,352,000)  $(52,352,000)
Off-Balance Sheet --
  Interest Rate Swap
     Agreement...............                    2,031,000                        99,000

     The estimation methodologies utilized by the Company are summarized as follows:

     Debt -- The fair value of variable-rate debt is estimated to be equal to its carrying amount. The fair value of fixed rate debt is estimated to be equal to its carrying amount, based on the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

     Interest Rate Swap Agreement -- The fair value of the Interest Rate Swap Agreement was based on the present value of estimated payments that would be received by the Company over the term of the swap, based on the forward interest rate swap curve as of December 31, 1999.

14. IMPAIRMENTS

     As of December 31, 1998, the Company determined that certain costs incurred in the pursuit of a gaming license in the U.S. Virgin Islands on the island of St. Croix may not be recoverable and an impairment loss should be recognized. This determination was based upon the Company's inability to reach an agreement with

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

respect to certain development issues with the Virgin Islands Casino Control Commission. The impairment loss recognized during the year ended December 31, 1998, was $610,338.

15. SUBSEQUENT EVENT

     On January 7, 2000 the Company entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. The purchase price is $26,500,000.

     Closing is anticipated to take place after the Company obtains Nevada gaming approvals (including licensing of the Company and certain of its officers and directors) which is expected to take several months. Other conditions to closing require Gold Dust West to achieve at least $5,100,000 of EBITDA for the trailing 12-month period ending 30 days prior to the closing date, satisfactory completion of the due diligence process, and acceptable environmental reports and title surveys on the property.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors and Officers. The following sets forth certain information as of March 10, 2000 with respect to each of our directors and executive officers:

NAME                                    AGE              POSITION(S) HELD
----                                    ---              ----------------
Jeffrey P. Jacobs.....................  46    Chairman of the Board and Chief
                                              Executive Officer
Stephen R. Roark......................  52    President, Chief Financial Officer and
                                              a Director
Antone R. Cook........................  56    Vice President of Gaming Operations
Stanley Politano......................  50    Vice President, Secretary and
                                              Treasurer
Frank B. Day..........................  66    Vice President and a Director
J. Patrick McDuff.....................  51    A Director
Robert H. Hughes......................  59    A Director
Timothy Knudsen.......................  46    A Director

     Jeffrey P. Jacobs, from 1995 to present, served as Chairman and Chief Executive Officer of Jacobs Entertainment, Inc., a company based in Cleveland, Ohio that has investments in gaming companies and ventures, including the Company and Colonial Downs Holdings, Inc., which operates a horse-racing track and satellite wagering facilities. From 1975 to present, he has also served as President and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate and entertainment projects in Ohio. Mr. Jacobs also served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial Downs Holdings, Inc. which is a reporting company under the Securities Exchange Act of 1934. Mr. Jacobs became our Chief Executive Officer and Co-Chairman of the Company on November 12, 1996 and became Chairman on December 31, 1997.

     Stephen R. Roark, has been employed as Chief Financial Officer since August 1993. Mr. Roark became a director in 1994. He was elected as our President in September 1995. Prior to that time he has been an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 17 years of public accounting experience having served as a partner with a large local accounting firm and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.

     Antone R. Cook, has been employed by us as Vice President of Gaming Operations since April 25, 1998 and supervises overall gaming operations at the Gilpin Hotel Casino and The Lodge Casino. From February 1, 1996 until April 25, 1998 he was General Manager of the Gilpin Hotel Casino. He was Casino Manager of Binions Horseshoe Hotel & Casino from November 1994 until January 31, 1996. For the 30 years prior thereto, he was associated with several casinos and gaming ventures, primarily in Las Vegas, Nevada and held many staff, supervisory and management positions. Mr. Cook holds gaming licenses in Colorado, South Dakota and Nevada.

     Stanley Politano, has been our Vice President since August 1994 and was a former director of ours. He was appointed Secretary and Treasurer in April 1998. He received his B.S. degree in Business, majoring in finance, from the University of Colorado in 1972. He has 22 years of experience in the securities industry, working in both retail and wholesale capacities. He has worked for Rauscher Pierce Securities Corporation and Prudential Securities, Inc. and was a vice president with E.F. Hutton & Company, Inc. and Hanifen Imhoff Securities Corporation. He has served as Treasurer for Mission Corps International, a non-profit organization.

     Frank B. Day, Chairman of the Board, Chief Executive Officer and President of Rock Bottom Restaurants, Inc., a publicly traded company, has been employed since January 1980 as President of Concept

Restaurants, Inc., and Managing General Partner of the Hotel Boulderado in Boulder, Colorado since August 1982. Concept Restaurants, Inc. owns or operates twelve full service restaurants in Colorado front range communities. From 1959 to present, Mr. Day has owned and operated food service and hospitality facilities in Illinois, Michigan, Wisconsin, and Colorado. He attended Harvard University from 1950 to 1956 and received B.A. and M.B.A. degrees. Mr. Day is also an active real estate investor and is active in many civic and nonprofit organizations, having served as a director of the Boulder Chamber of Commerce (September 1988 to September 1991) and Downtown Boulder, Inc. (from June 1987 to June 1990). Mr. Day has been a vice president and one of our directors since 1992.

     J. Patrick McDuff, has been the Northern Region President for Vectra Bank Colorado since October 1996. Prior to assuming those duties he was President, Chief Executive Officer and director of one of Vectra's subsidiary banks from July 1987 through October 1996. From 1972 through July 1987, Mr. McDuff worked for IntraWest Bank of Boulder, ending his employment as Senior Vice President and Senior Loan Officer. He attended the University of Arkansas from 1966 to 1972 and received a B.S.B.A. degree in Finance and Commercial Banking. Mr. McDuff is also active in many civic and non-profit organizations, having served as a director of Boulder Center Y.M.C.A. (from January 1987 to December 1992), Boulder Valley Rotary Club (from April 1985 to June 1988) and Longs Peak Council of the Boy Scouts of America (from January 1991 to March 1993). Mr. McDuff's employer, Vectra Bank Colorado, is a wholly owned subsidiary of Zions Bancorporation, a reporting company under the Securities Exchange Act of 1934. Mr. McDuff became one of our directors in 1994.

     Robert H. Hughes, served as Chief Financial Officer of Jacobs Investments, Inc. from 1993 until May 1999 when he retired. Mr. Hughes was a partner in charge of the audit department of the Cleveland office of the accounting firm of Deloitte & Touche LLP until his retirement in 1991. Mr. Hughes is a certified public accountant (retired). Mr. Hughes serves as a member of the Board of Directors of Colonial Downs Holdings, Inc., a reporting company under the Securities Exchange Act of 1934. Mr. Hughes has been one of our directors since November 12, 1996.

     Timothy Knudsen, has been associated with Knudsen, Gardner & Howe, a Cleveland, Ohio based marketing communications agency for 21 years. He was elected President of the agency in 1984. Mr. Knudsen holds a B.S. degree in Marketing from Dyke Business College and has studied toward an advanced degree at Cleveland State University. Mr. Knudsen was elected as one of our directors in February, 1998.

     Our Board of Directors has two committees whose members are as follows:

AUDIT                         COMPENSATION
-----                         ------------
Robert H. Hughes            Frank B. Day
J. Patrick McDuff           Timothy Knudsen
                            Robert H. Hughes

     Compensation Arrangements. Effective January 1, 2000, we entered into a thee year employment agreement with Mr. Jacobs which contains customary terms and conditions and which provides for a base salary of the greater of $300,000 per year or 1.5% of our EBITDA (up to $50 million) each year. Mr. Jacobs is also entitled to receive a bonus of not less than 25% nor more than 40% of his base salary with the percentage to be established by our Compensation Committee. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause. In addition, he is entitled to one year's base salary if another company acquires us, our assets are sold to another company or there is a 50% change in the ownership of our common stock, unless Mr. Jacobs is a participant in any such transaction.

     Effective May 1, 1999, and amended on January 1, 2000, we entered into a three year and eight month employment agreement with Mr. Roark which contains customary terms and conditions and which provides for a base salary of the greater of $250,000 per year or 1.05% of our EBITDA (up to $50 million) each year. Mr. Roark is also entitled to receive a bonus of not less than 25% nor more than 40% of his base salary with the percentage to be established by our Compensation Committee. Mr. Roark is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause. In addition, he is entitled to one year's base salary if another company acquires us, our assets are sold to another company or there is a 50% change in the ownership of our common stock, unless Mr. Roark is a participant in any such transaction.

     Effective February 1, 1999, we entered into a three year employment agreement with Antone R. Cook which contains customary terms and conditions and which provides for a salary of $250,000 per year and a bonus, to be determined by the Board of Directors, of not less than $25,000 per year.

     Effective November 22, 1999, we entered into a three year employment agreement with Stanley Politano which contains customary terms and conditions and which provides for a salary of $111,000 per year, which increases $5,000 in years two and three. He is eligible for a bonus at the discretion of the Board of Directors.

     Directors are elected at each annual meeting of our shareholders. The next such meeting will be held in June, 2000. Officers are appointed by the directors and serve at the pleasure of the Board or until their death, incapacity or resignation. All directors except Messrs. Jacobs and Roark receive $1,000 and $500 per Board and Committee meeting attended, respectively. Since January 1, 1997, one-half of this compensation has been paid in the form of our restricted Common Stock valued at the market price on the meeting date and one-half in cash.

     There are no family relationships between or among any directors or executive officers and, except as set forth in the above resumes, none serve as a director of any company required to file reports under the Securities Exchange Act of 1934 or which is registered under the Investment Company Act of 1940.

     The number of shares of Common Stock held by each of our directors and executive officers is set forth under Item 12 hereof.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding the compensation we paid for services rendered in all capacities to us during 1997, 1998 and 1999 by our (i) Chief Executive Officer, and (ii) other named executive officers whose total annual compensation for 1999 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM COMPENSATION
                                                                ---------------------------------
                                  ANNUAL COMPENSATION             AWARDS      PAYOUTS
                           ----------------------------------   ----------   ----------
                                                       OTHER                 SECURITIES
                                                      ANNUAL    RESTRICTED   UNDERLYING             ALL OTHER
                                                      COMPEN-     STOCK       OPTIONS/     LTIP      COMPEN-
NAME OF                           SALARY     BONUS    SATION     AWARD(S)       SARS      PAYOUTS    SATION
OFFICER/DIRECTOR           YEAR     ($)       ($)       ($)        (S)          ($)         ($)        ($)
----------------           ----   -------   -------   -------   ----------   ----------   -------   ---------
Jeffrey P. Jacobs........  1997   150,000        --     --          --             --       --         --
  Chief Executive Officer  1998   200,000    50,000     --          --             --       --         --
                           1999   305,000   137,000     --          --              *       --         --
Stephen R. Roark.........  1997   130,000        --     --          --         15,000       --         --
  President and Chief      1998   138,000    35,000     --          --             --       --         --
     Financial Officer     1999   220,000    60,000     --          --         45,000       --         --
Antone R. Cook...........  1998   175,000    35,000     --          --             --       --         --
  Vice President           1999   240,000    60,000     --          --         30,000       --         --
Stanley Politano.........  1997    91,000        --     --          --         10,000       --         --
  Vice President           1998   102,000    15,000     --          --             --       --         --
                           1999   106,000    20,000     --          --         15,000       --         --

---------------

* As of January 1, 2000, Mr. Jacobs was granted options to acquire up to 45,000 shares of our Common Stock at $6.46 per share. The options have a five year term and vest ratably over three years. These options are not included in the table above.

     Stock Option Plans. We currently have two stock option plans: our 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to our officers, directors and employees. Under the terms of the 1994 Plan, as amended, 300,000 shares of our Common Stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of our Common Stock were reserved for issuance to key employees and other persons. At March 20, 2000, there were 14,900 shares available for future grants under the 1994 Plan and 29,300 shares were available for the future grants under the 1996 Plan.

     Both Plans are managed by the Board of Directors' Compensation Committee. The Plans provide that the Board may grant incentive stock options and restricted stock options as it deems appropriate. Each Plan terminates after 20 years.

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

     Options granted to the Executive Officers named in the table above during 1999 were as follows:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR*

                                                                                     POTENTIAL         ALTERNATIVE TO
INDIVIDUAL GRANTS -----------------------------------------------------------   REALIZABLE VALUE AT      (F) AND (G)
                        NUMBER OF      PERCENT OF                                 ASSUMED ANNUAL         GRANT DATE
                        SECURITIES       TOTAL                                    RATES OF STOCK            VALUE
                        UNDERLYING    OPTIONS/SARS                              PRICE APPRECIATION    -----------------
                       OPTIONS/SARS    GRANTED TO    EXERCISE OR                  FOR OPTION TERM
                         GRANTED      EMPLOYEES IN   BASE PRICE    EXPIRATION   -------------------      GRANT DATE
NAME                       (#)        FISCAL YEAR      ($/SH)         DATE       5% ($)      10%      (PRESENT VALUE $)
----                   ------------   ------------   -----------   ----------   --------   --------   -----------------
(A)                        (B)            (C)            (D)          (E)         (F)        (G)             (H)
Stephen R. Roark.....     45,000           48           6.75          5-1-09    191,250    484,099         188,550
Antone R. Cook.......     30,000           32           8.38          2-2-09    158,009    400,427         154,200
Stanley Politano.....     15,000           16           6.25        11-22-09     58,958    149,413          60,300

     No options were exercised by the Executive Officers named in the table above during 1999. The following table provides information regarding unexercised stock options held by the Executive Officers named above as of December 31, 1999.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                                   NUMBER OF
                                                                   SECURITIES                VALUE OF
                                                                   UNDERLYING              UNEXERCISED
                                                                  UNEXERCISED              IN-THE-MONEY
                                        SHARES                    OPTIONS/SARS             OPTIONS/SARS
                                       ACQUIRED              AT FISCAL YEAR END (#)   AT FISCAL YEAR END ($)
                                          ON       VALUE     ----------------------   ----------------------
                                       EXERCISE   REALIZED        EXERCISABLE/             EXERCISABLE/
NAME                                     (#)        ($)          UNEXERCISABLE            UNEXERCISABLE
----                                     ------   --------   ----------------------   ----------------------
(A)                                      (B)        (C)               (D)                      (E)
Jeffrey P. Jacobs*...................     --         --           70,000/0                  17,150/0
Stephen R. Roark.....................     --         --          197,500/50,000             34,337/325
Antone R. Cook.......................     --         --           37,967/33,333              8,102/216
Stanley Politano.....................     --         --           66,667/18,333             15,133/216

---------------

* As of January 1, 2000, Mr. Jacobs was granted options to acquire up to 45,000 shares of our Common Stock at $6.46 per share. The options have a five year term and vest ratably over three years. These options are not included in the table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 20, 2000 for: (a) each of our directors and our Executive Officers; (b) all of our Directors and Executive Officers as a group; (c) each person known by us to be a beneficial owner of more than 5% of our Common Stock. All information with respect to beneficial ownership by our Directors, Executive Officers or beneficial owners has been furnished by the respective Director, Officer or beneficial owner, as the case may be. Unless indicated otherwise, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                                BENEFICIALLY OWNED          PERCENTAGE OF
                                             ------------------------       COMMON STOCK
NAME                                          SHARES       OPTIONS(1)   BENEFICIALLY OWNED(3)
----                                         ---------     ----------   ---------------------
Jeffrey P. Jacobs..........................  1,333,333(2)    70,000             33.6%
  Diversified Opportunities Group Ltd.
  c/o Jacobs Entertainment Ltd.
  425 Lakeside Avenue
  Cleveland, Ohio 44114
Stephen R. Roark...........................     28,571      147,500              4.1%
  240 Main Street
  Black Hawk, Colorado 80422
Antone R. Cook.............................      3,500       37,967              1.0%
  240 Main Street
  Black Hawk, Colorado 80422
Stanley Politano...........................        619       66,667              1.6%
  240 Main Street
  Black Hawk, Colorado 80422
Frank B. Day...............................    440,966       35,000             11.5%
  248 Centennial Parkway, Suite 100
  Louisville, Colorado 80302

                                                BENEFICIALLY OWNED          PERCENTAGE OF
                                             ------------------------       COMMON STOCK
NAME                                          SHARES       OPTIONS(1)   BENEFICIALLY OWNED(3)
----                                         ---------     ----------   ---------------------
J. Patrick McDuff..........................      1,094       13,250                *
  1375 Walnut
  Boulder, Colorado 80302
Robert H. Hughes...........................      1,239       15,000                *
  27459 Hemlock Drive
  West Lake, Ohio 44145
Timothy Knudsen............................        761          333                *
  213 Vista Circle
  North Olmstead, Ohio 44070
Robert D. Greenlee.........................    483,113           --             11.8%
  2060 Broadway, Suite 400
  Boulder, Colorado 80302
Officers and Directors as a group (six
  persons).................................  1,810,083      319,050             48.1%

---------------

 *  less than 1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Reference is made to Item 1 above which describes the formation of Black Hawk/Jacobs Entertainment LLC ("LLC"), a Colorado limited liability company owned 75% by us, 24% by Black Hawk Entertainment Ltd. ("BH") and 1% by DOGL, affiliates of Mr. Jacobs and organized for the purpose of developing and operating The Lodge Casino described in Items 1 and 2 above. We share with BH a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC on a 50%-50% basis. We also share profits and losses with BH on a basis of 75% to us and 25% to BH. During the year ended December 31, 1999, BH received $1,275,000 in management fees from the LLC and was allocated $1,754,000 in profits. Mr. Jacobs and other affiliates receive an annual credit enhancement fee of 2% of the amount so guaranteed for personally guaranteeing the LLC's $40 million credit facility. Fees of $227,000 were charged by them for the year ended December 31, 1999 for the continuing guarantees. In April, 1999, we refinanced our debt and the guarantees were terminated.

     In order to assist us in our efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company, Inc. ("Premier") effective October 1, 1997. Premier is an affiliate of Mr. Jacobs and it employs several people to perform the services set forth above. The amount paid or accrued by us during calendar 1999 for these services was $225,000. This agreement was renewed at the same annual rate for a two year period effective January 1, 2000.

     The agreements described above were negotiated at arm's length between Mr. Jacobs and his affiliates and our disinterested officers and directors and are deemed by our management to be fair and in our best interests and that of our shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1)Financial Statements.

       See Item 8 hereof

    (2)Financial Statement Schedules -- None

(b) Reports on Form 8-K Filed During the Registrant's Fourth Fiscal Quarter:

 DATE OF FILING                         ITEM
 --------------                         ----
December 15, 1999  Item 5 re: Termination of first refusal rights

(c) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     (1) The following exhibits were included with our initial filing of our Registration Statement #33-57342 effective May 15, 1993 and are hereby incorporated by reference:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          1.1            -- Form of Underwriting Agreement
          1.2            -- Form of Agreement Among Underwriters
          1.3            -- Form of Selected Dealer's Agreement
          1.4            -- Consulting Agreement -- Walford
          1.5            -- Underwriter's Warrant
          3.1            -- Articles of Incorporation of the Registrant and
                            Amendments thereto
          3.2            -- Bylaws of the Registrant
          4.1            -- Designation of Rights of Preferred Stockholders
          4.2            -- Form of 14% Convertible Promissory Note
          5              -- Form of Opinion of and Consent of Jones & Keller, P.C.
         10.1            -- Shareholders Agreement and Form of Voting Trust with
                            Stock Option Grants
         10.2            -- Note Payable -- Southwest State Bank
         10.3            -- Gilpin Hotel and Millsite 29 Purchase Agreement
         10.4            -- Millsite 30 Purchase Agreement and Related Documents
         10.5            -- Homesite Placer Purchase Agreement and Related Documents
         10.6            -- Copy of Colorado Gaming License
         10.7            -- Copy of Black Hawk, Colorado Liquor License
         10.8            -- Gilpin Hotel Joint Venture Agreement
         10.9            -- Gilpin Hotel Development, Management and Consulting
                            Agreement
         10.10           -- Gilpin Hotel Ground Lease Agreement
         10.11           -- Equipment Lease Agreements

     (2) Filed as Exhibits to Amendment No. 1 to our Registration Statement, identified above, were the following which are also incorporated by reference:

            EXHIBIT
             NUMBER                                    EXHIBIT
            -------                                    -------
              1.1            -- Revised Form of Underwriting Agreement
              1.2            -- Revised Form of Agreement Among Underwriters
              1.3            -- Revised Form of Selected Dealer's Agreement
              1.4            -- Termination of Walford Agreement
              1.5:1          -- Revised Underwriter's Warrant
              1.5A           -- Underwriter's Class A Warrant
              1.5B           -- Underwriter's Class B Warrant
              4.3A           -- Class A Warrant Certificate
              4.3B           -- Class B Warrant Certificate

     (3) Filed as exhibits to our Reports on Form 8-K are the following, which are incorporated by reference:

        DATE OF FILING                                 EXHIBIT
        --------------                                 -------
        March 1, 1994        Item 5. Other Events -- Contract to purchase Millsite 31.
        August 10, 1994      Item 5. Other Events -- Completion of contract to purchase
                             Bricktown and substantially completed contract to purchase
                             "Maverick Poker" n/k/a Prospector JackPot Poker.
        September 6, 1994    Item 5. Other Events -- Two option agreements, through the
                             Gilpin Hotel Venture, to purchase land, buildings and
                             equipment of Dolly's Casino, Inc.
        October 6, 1994      Item 5. Other Events -- Agreement, through the Gilpin Hotel
                             Venture, with Cloverleaf Kennel Club.
        November 14, 1994    Item 2. Acquisition or Disposition of Assets (Dolly's
                             Casino, Inc. Pro Forma Financial Statements).
        December 30, 1994    Item 5. Other Events -- Jacobs Entertainment, Inc. Joint
                             Venture and Purchase of Millsite 32.
        March 24, 1995       Item 5. Other Events -- Amendment of Jacobs Entertainment,
                             Inc./Black Hawk Gaming Joint Venture agreement.
        December 4, 1996     Item 5. Other Events -- Amended and Restated Purchase
                             Agreement and several ancillary agreements with Jacobs'
                             affiliates.
        March 27, 1997       Item 5. Other Events -- Wells Fargo Bank Credit Agreement
        November 20, 1997    Item 5. Other Events -- Letter of Intent re: GHV
                             acquisition.
        January 1, 1998      Item 2. Acquisition of Gilpin Ventures, Inc. -- Definitive
                             Agreement.
                             Item 5. Other Events -- Conversion of notes by officers.
        April 28, 1998       Item 2. Acquisition of Gilpin Ventures, Inc. -- Stock
                             Purchase Agreement.
                             Item 5. Other Events -- Wells Fargo Credit Agreement.
        June 1, 1998         Item 7. Pro Forma Financial Statements -- GVI acquisition.
        April 16, 1999       Item 5. Other Events -- Wells Fargo Credit Agreement.
        December 15, 1999    Item 5. Other Events -- Amendment No. 1 to Understanding as
                             to Joint Venture Agreement
        January 19, 2000     Item 5. Other Events -- Asset Purchase Agreement -- Gold
                             Dust West.

     (4) Filed as an Exhibit to our Report on Form 10-Q is the following, incorporated herein by reference.

        DATE OF FILING                              EXHIBIT
        --------------                              -------
        July 29, 1999     10.99.1 -- Employment Agreement -- Stephen R. Roark

     (5) Filed herewith:

            EXHIBIT
             NUMBER                                    EXHIBIT
            -------                                    -------
            10.99-2          -- Executive Employment Agreement -- Jeffrey P. Jacobs
            10.99-3          -- Amendment No. 1 to Executive Employment
                                Agreement -- Stephen R. Roark
            10.99-4          -- Employment Agreement -- Stanley Politano
            10.99-5          -- Agreement -- Premier One Development Company, Inc.
            27               -- Financial Data Schedule

(d) Financial Statement Schedules Required Pursuant to Regulation S-X filed herewith:

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

                                            BLACK HAWK GAMING &
                                            DEVELOPMENT COMPANY, INC.

Date: March 13, 2000                        By:    /s/ JEFFREY P. JACOBS
                                              ----------------------------------
                                                      Jeffrey P. Jacobs,
                                                 Chairman and Chief Executive
                                                            Officer

Date: March 13, 2000                              /s/ STEPHEN R. ROARK
                                            ------------------------------------
                                                     Stephen R. Roark,
                                               President and Chief Financial
                                                   and Accounting Officer

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

                      SIGNATURE                                      TITLE                        DATE
                      ---------                                      -----                        ----

/s/ JEFFREY P. JACOBS                                               Director                 March 21, 2000
-----------------------------------------------------
    Jeffrey P. Jacobs

/s/ STEPHEN R. ROARK                                                Director                 March 21, 2000
-----------------------------------------------------
    Stephen R. Roark

/s/ FRANK B. DAY                                                    Director                 March 21, 2000
-----------------------------------------------------
    Frank B. Day

/s/ J. PATRICK MCDUFF                                               Director                 March 21, 2000
-----------------------------------------------------
    J. Patrick McDuff

/s/ ROBERT H. HUGHES                                                Director                 March 21, 2000
-----------------------------------------------------
    Robert H. Hughes

/s/ TIMOTHY KNUDSEN                                                 Director                 March 21, 2000
-----------------------------------------------------
    Timothy Knudsen

                                 EXHIBIT INDEX

     Filed herewith is the following exhibit:

         NUMBER                                  DESCRIPTION
         ------                                  -----------
        10.99-2          -- Executive Employment Agreement -- Jeffrey P. Jacobs
        10.99-3          -- Amendment No. 1 to Executive Employment
                            Agreement -- Stephen R. Roark
        10.99-4          -- Employment Agreement -- Stanley Politano
        10.99-5          -- Agreement -- Premier One Development Company, Inc.
        27               -- Financial Data Schedule