Form 10-Q
period 2000-03-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2000-05-04
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 2000

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


     Commission File Number:    0-21736


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Colorado                            84 -1158484
          -------------------------------           -------------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

          P.O. Box 21
          240 Main Street
          Black Hawk, Colorado                                80422
          -------------------------------                  ----------
         (Address of principal executive                   (Zip Code)
          offices)

         Registrant's telephone number, including area code (303) 582-1117
                                                            --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes X       No
                                                       ---        ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock                                 4,111,757 shares
     -------------                                ----------------
     Class                                        Outstanding as of May 5, 2000

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2000



PART I.  FINANCIAL INFORMATION                                               PAGE NO.
                                                                             --------
     Item 1. Consolidated Financial Statements:

             Consolidated Balance Sheets as of March 31, 2000
             and December 31, 1999                                              1

             Consolidated Statements of Income for the three
             months ended March 31, 2000 and 1999                               2

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2000 and 1999                               3

             Notes to Consolidated Financial Statements                         4-5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                              6-14

     Item 3. Quantitative and Qualitative Disclosure about Market Risk          14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                  15

     Item 2. Changes in Securities                                              15

     Item 3. Defaults Upon Senior Securities                                    15

     Item 4. Submission of Matters to a Vote of Security Holders                15

     Item 5. Other Information                                                  15

     Item 6. Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                      16

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                                              MARCH 31,          DECEMBER 31,
                                                                                          2000 (UNAUDITED)          1999
                                                                                          ----------------    ----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $     11,489,422    $     10,239,735
  Accounts receivable                                                                              175,682             190,044
  Inventories                                                                                      574,190             557,182
  Prepaid expenses                                                                                 874,797             699,899
  Deferred income tax                                                                              417,323             417,323
                                                                                          ----------------    ----------------

      Total current assets                                                                      13,531,414          12,104,183

LAND                                                                                            15,235,092          15,235,092
                                                                                          ----------------    ----------------

GAMING FACILITIES:
  Building and improvements                                                                     58,203,802          58,098,219
  Equipment                                                                                     17,148,210          17,342,370
  Accumulated depreciation                                                                     (11,062,715)        (10,310,295)
                                                                                          ----------------    ----------------
     Total gaming facilities                                                                    64,289,297          65,130,294

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,045,888
     and $931,729, respectively                                                                  5,698,188           5,812,347
  Other assets                                                                                   3,182,597           2,724,609
  Deferred income tax                                                                               73,417              73,417
                                                                                          ----------------    ----------------

TOTAL                                                                                     $    102,010,005    $    101,079,942
                                                                                          ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                   $      9,555,880    $     10,547,256
  Current portion of long-term debt                                                                879,336             737,740
                                                                                          ----------------    ----------------

      Total current liabilities                                                                 10,435,216          11,284,996

LONG-TERM DEBT AND OTHER LIABILITIES:
  Reducing and revolving credit facility                                                        39,000,000          39,000,000
  Bonds payable                                                                                  5,645,000           5,645,000
  Other notes payable                                                                                                  416,860
                                                                                          ----------------    ----------------
      Total long-term debt                                                                      44,645,000          45,061,860

  Deferred tax liability                                                                           119,248             119,248
                                                                                          ----------------    ----------------

      Total liabilities                                                                         55,199,464          56,466,104
                                                                                          ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                                8,501,818           8,115,287

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,111,757 and 4,110,209 shares issued and outstanding, respectively                               4,112               4,110
  Additional paid-in capital                                                                    18,476,703          18,466,705
  Retained earnings                                                                             19,827,908          18,027,736
                                                                                          ----------------    ----------------

        Total stockholders' equity                                                              38,308,723          36,498,551
                                                                                          ----------------    ----------------


TOTAL                                                                                     $    102,010,005    $    101,079,942
                                                                                          ================    ================

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------




                                                  THREE MONTHS ENDED           PERCENTAGE
                                                        MARCH 31,               INCREASE
                                                  2000            1999         (DECREASE)
                                              ------------    ------------    ------------

REVENUES:
  Casino revenue                              $ 21,271,803    $ 18,635,180        14 %
  Food and beverage revenue                      2,373,287       2,150,376        10 %
  Hotel revenue                                    254,564         260,814        (2)%
  Interest and other                               193,010         186,812         3 %
                                              ------------    ------------    ------------

      Total revenues                            24,092,664      21,233,182        13 %
                                              ------------    ------------    ------------

      Promotional allowances                     1,728,396       1,471,461        17 %
                                              ------------    ------------    ------------

      Net revenues                              22,364,268      19,761,721        13 %
                                              ------------    ------------    ------------

COSTS AND EXPENSES:
  Casino operations                              6,385,606       6,074,038         5 %
  Food and beverage operations                   2,037,949       2,135,547        (5)%
  Hotel operations                                 171,139         133,555        28 %
  Marketing, general and administrative          8,130,282       7,439,063         9 %
  Interest                                         953,400       1,106,853       (14)%
  Depreciation and amortization                  1,217,607       1,158,890         5 %
                                              ------------    ------------    ------------

      Total costs and expenses                  18,895,983      18,047,946         5 %
                                              ------------    ------------    ------------

MINORITY INTEREST                                 (655,514)       (209,291)      213 %

INCOME BEFORE INCOME TAXES                       2,812,771       1,504,484        87 %
                                              ------------    ------------    ------------

INCOME TAXES                                     1,012,600         541,650        87 %
                                              ------------    ------------    ------------

NET INCOME                                    $  1,800,171    $    962,834        87 %
                                              ============    ============    ============

BASIC EARNINGS PER SHARE:                     $       0.44    $       0.24        83 %
                                                                              ------------

Dilutive effect of outstanding options                               (0.01)
                                              ------------    ------------

DILUTED EARNINGS PER SHARE:                   $       0.44    $       0.23        91 %
                                              ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                       4,111,600       4,087,346

     Dilutive effect of outstanding options         25,364          98,507
                                              ------------    ------------

     DILUTED                                     4,136,964       4,185,853
                                              ============    ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

---------------------------------------------------------------------------------------



                                                               2000            1999
                                                           ------------    ------------
OPERATING ACTIVITIES:
  Net income                                               $  1,800,171    $    962,834
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                            1,217,607       1,158,890
     (Gain) Loss on sale of equipment                           (19,496)
     Minority interest                                          655,514         209,291
  Changes in operating assets and liabilities:
     Accounts receivable                                         14,362         (97,226)
     Inventories                                                (17,008)         47,363
     Prepaid expenses and other assets                          (52,666)       (246,931)
     Accounts payable and accrued expenses                     (991,376)       (746,715)
                                                           ------------    ------------
        Net cash provided by operating activities             2,607,108       1,287,506
                                                           ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                19,950          36,967
  Equipment purchases and additions to gaming facilities       (261,231)     (2,801,828)
  Acquisition costs related to Gold Dust West                  (581,894)
  Other                                                                            (990)
                                                           ------------    ------------
        Net cash used in investing activities                  (823,175)     (2,765,851)
                                                           ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from bond issue                                                    6,000,000
  Proceeds from revolving line of credit                                      5,073,182
  Payments on bonds                                            (175,000)
  Payments on revolving line of credit                                       (8,106,715)
  Payments on long term debt and note payable                  (100,264)     (3,973,873)
  Payments to refinance debt                                                   (561,758)
  Distributions to minority interest owner                     (268,982)
  Other                                                          10,000
                                                           ------------    ------------
        Net cash used in financing activities                  (534,246)     (1,569,164)
                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     $  1,249,687    $ (3,047,509)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 10,239,735      10,887,602
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 11,489,422    $  7,840,093
                                                           ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                   $  1,065,082    $  1,119,918
  Cash paid for income taxes                                       None    $     11,000

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("BHWK") was incorporated on January 10, 1991. We are a holding company, which owns, develops and operates gaming properties. Currently we operate the Gilpin Hotel Casino ("GHC") and The Lodge Casino at Black Hawk ("The Lodge"), both of which are located in Black Hawk, Colorado.

         GHC was the Company's first casino project. The 37,000 square foot facility is located in the Black Hawk gaming district. Originally built in the 1860's, the Gilpin Hotel was one of the oldest in Colorado; however, the casino offers no hotel or lodging facilities. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the other 50% interest in GHC and related land. It now offers customers approximately 447 slot machines, 9 table games, two restaurants, four bars and parking for approximately 200 cars.

         The Lodge is a $74 million hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility offers customers 872 slot machines, 27 table games, 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The casino portion of The Lodge opened for business on June 24, 1998. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through an LLC, in which the Company owns a 75% interest and affiliates of Jacobs Entertainment Ltd. own 25%. The Lodge and the Gilpin Hotel Casino are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements -- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at March 31, 2000 and the results of its operations for the three months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiary Gilpin Ventures, Inc. (GVI) and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications -- Certain amounts have been reclassified within the 1999 financial statements to conform to the presentation used in 2000.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (CONTINUED)


3. OTHER MATTERS

         Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires us to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, we have determined that the impact on our financial statements of adopting SFAS No. 133 will be the recognition of the fair market value of the interest rate swap at the end of the interest rate swap reporting period as an asset with a corresponding credit to accumulated other comprehensive income, a component of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly the opening of new casinos by competitors in our immediate market area in 2000, levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans and our proposed acquisition and the ultimate outcome of litigation matters.

         The following discussion should be read in conjunction with and is qualified in its entirety by the unaudited financial statements included herein and the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

INTRODUCTION

         Black Hawk Gaming & Development Company Inc. ("BHWK") results of operations for the three-months ended March 31, 2000 and 1999 reflect the consolidated operations of our subsidiaries (GHC and The Lodge) and the net corporate overhead of BHWK.

         BHWK owns 100% of GHC and 75% of The Lodge. The remaining 25% ownership in The Lodge is held by affiliates of our chief executive officer, and is reflected as "Minority Interest" in the consolidated financial statements. The net corporate overhead incurred at BHWK is the result of directing the overall operations of our Company including the specific efforts related to being a publicly traded company.

INCREASED COMPETITION IN THE BLACK HAWK MARKET

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to the Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. Plans are underway for a third project to recommence construction with a projected opening date sometime in late 2001 or early 2002. A fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth of this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this marketplace will continue to increase and intensify as these new casinos open. As a result, our marketing costs, our personnel costs and other costs at our properties will more than likely increase while we attempt to maintain our market share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         The following is an analysis of the results of our operations for the three-months ended March 31, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation and amortization) and Minority Interest is included in the discussion of the results of operations. EBITDA and Minority Interest should not be considered to be an alternative to operating income or net income as defined by generally accepted accounting principles. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA and Minority Interest as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.





BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                  THREE MONTHS ENDED
                                                                                             PERCENTAGE
                                                               MARCH 31,      MARCH 31,      INCREASE
                                                                2000            1999         (DECREASE)
                                                            ------------    ------------    ------------
NET REVENUE
    Lodge                                                   $ 16,026,953    $ 13,300,877         20 %
    GHC                                                        6,330,683       6,455,164         (2)%
    Corporate                                                      6,632           5,680         17 %
                                                            ------------    ------------    ------------

            Total net revenue                                 22,364,268      19,761,721         13 %

COSTS AND EXPENSES
    Lodge                                                     11,476,421      10,533,427          9 %
    GHC                                                        4,787,697       4,928,250         (3)%
    Corporate                                                    460,858         320,526         44 %
                                                            ------------    ------------    ------------

            Total costs and expenses                          16,724,976      15,782,203          6 %

EBITDA & Minority Interest in The Lodge
    Lodge                                                      4,550,532       2,767,450         64 %
    GHC                                                        1,542,986       1,526,914          1 %
    Net corporate overhead                                      (454,226)       (314,846)        44 %
                                                            ------------    ------------    ------------

            Total EBITDA & Minority Interest in The Lodge      5,639,292       3,979,518         42 %
                                                            ------------    ------------    ------------

Interest expense                                                 953,400       1,106,853        (14)%
Income taxes                                                   1,012,600         541,650         87 %
Depreciation and amortization                                  1,217,607       1,158,890          5 %
Minority Interest in The Lodge                                   655,514         209,291        213 %
                                                            ------------    ------------    ------------

Net income                                                  $  1,800,171    $    962,834         87 %
                                                            ============    ============    ============

Basic earnings per share                                    $       0.44    $       0.24         83 %
                                                            ============    ============    ============
Diluted earnings per share                                  $       0.44    $       0.23         91 %
                                                            ============    ============    ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NET REVENUES

         We generated net revenues of $22,364,000 during the three-months ended March 31, 2000 compared to $19,762,000 for the same period of 1999. The increase in net revenues of $2,602,000 or 13% is the result of an increase in casino revenue at the Lodge of $2,768,000 offset by decreases in casino revenue at GHC of $131,000 and other aggregated net revenues of $35,000.

         Since the vast majority of our net revenues derived from casino operations, we try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere, including fine dining and an emphasis on customer service.

         We believe the primary reason for our increased net revenues for the three-months ended March 31, 2000 over the same period of 1999 was due to a 26% increase in gaming revenues in the Black Hawk market. We attribute the increased gaming revenues in the Black Hawk market to the development of newer, larger, "themed" casinos that offer customers a greater variety of amenities, similar to those provided by The Lodge.

COSTS AND EXPENSES

         Our total costs and expenses were $16,725,000 for the three-months ended March 31, 2000 compared to $15,782,000 for the same period of 1999. The overall increase of $943,000 or 6% was the result of increases in gaming taxes of $274,000, player incentive marketing costs of $398,000, corporate overhead of $140,000 and increases in other net expenses of $131,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $5,639,000 for the three-months ended March 31, 2000 compared to $3,980,000 for the same period of 1999. The increase of $1,659,000 or 42% is a result of the factors discussed above. Our EBITDA and Minority Interest ratio (EBITDA and Minority Interest divided by our net revenues) is 25% for the three-months ended March 31, 2000 compared to 20% for the same period of 1999.

INTEREST EXPENSE

         We had interest expense totaling $953,000 during the three-months ended March 31, 2000 compared to $1,107,000 for the same period of 1999. The decrease of $154,000 or 14% is primarily the result of paying down our debt levels by approximately $5,820,000 at various times since March 31, 1999.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization of $1,218,000 for the three-months ended March 31, 2000 compared to $1,159,000 for the same period of 1999. The increase of $59,000 or 5% is generally due to an increase in our depreciable assets. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC. (CONTINUED)

MINORITY INTEREST

         Minority interest for the three-months ended March 31, 2000 totaled $655,000 compared to $209,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions), that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the three-months ended March 31, 2000 and 1999 resulted in income tax expense of $1,013,000 and $542,000. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Assuming profitability at our current levels, our effective income tax rate will remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $1,800,000 for the three-months ended March 31, 2000 compared to $963,000 for the same period of 1999, an increase in net income of $837,000 or 87%.

EARNINGS PER SHARE

         We reported basic earnings per share for the three-months ended March 31, 2000 and 1999 of $.44 and $.24, respectively and diluted earnings per share for the same time periods of $.44 and $.23, respectively. The increase in basic and diluted earnings per share of $.20 or 83% and $.21 or 91%, respectively, are primarily the result of increased profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THE LODGE

NET REVENUES

         The Lodge generated net revenues of $16,027,000 during the three-months ended March 31, 2000 compared to $13,301,000 for the same period of 1999. The increase in our net revenue at The Lodge of $2,726,000 or 20% is primarily due to an increase in casino revenue of $2,768,000 or 22% offset by a net decrease in other combined net revenue of $42,000. We believe the primary reason for our increased net revenue is due to a 26% increase in gaming revenue in the Black Hawk market which is generally attributable to the opening of larger and newer gaming facilities, such as The Lodge.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $11,476,000 during the three-months ended March 31, 2000 compared to $10,533,000 for the same period of 1999. The overall increase of $943,000 or 9% is due to increases in gaming taxes of $449,000, player incentive marketing costs of $398,000 and other net expenses of $96,000. The increase in the overall expenses incurred at The Lodge is primarily a function of the increase in casino revenue.

EBITDA

         When the Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $4,551,000 for the three-months ended March 31, 2000 compared to $2,768,000 for the same period of 1999. The increase in EBITDA of $1,783,000 or 64% is primarily the result of increased casino revenue offset by the increase in related expenses.

INTEREST EXPENSE

         Interest expense at The Lodge was $725,000 for the three-months ended March 31, 2000 compared to $812,000 for the same period of 1999. The decrease of $87,000 or 11% is primarily the result of paying down our debt levels by approximately $3,138,000 at various times since March 31, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of The Lodge totaled $826,000 for the three-months ended March 31, 2000 compared to $746,000 for the same period of 1999. The increase of $80,000 or 11% is generally due to an increase in depreciable assets.

INCOME BEFORE INCOME TAX

         As a result of the factors discussed above, The Lodge generated income before income tax (after eliminating inter-company transactions and before minority interest) of $3,000,000 for the three-months ended March 31, 2000 compared to $1,210,000 for the same period of 1999, an increase of $1,790,000 or 148%.

         The Lodge competed successfully with the new casinos in the City of Black Hawk during the three-months ended March 31, 2000. However, we can give no assurance that The Lodge will be successful in the future at maintaining this level of performance. We continually review the overall operational aspects of The Lodge and will continue to modify our operations, when and if necessary, in an attempt to remain competitive and maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we try to develop marketing programs that increase new customer visits. Our goal for 2000 is to continue to enhance the overall product we offer at The Lodge in order to be responsive to the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--GILPIN HOTEL CASINO

NET REVENUES

         GHC generated net revenues of $6,331,000 during the three-months ended March 31, 2000 compared to $6,455,000 for the same period of 1999. The decrease in our net revenue at GHC of $125,000 or 2% is primarily due to a decrease in casino revenue of $131,000 offset by a net increase in other combined net revenue of $7,000. We believe the primary reason for our decrease in net revenue at GHC is attributable to the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $4,788,000 during the three-months ended March 31, 2000 compared to $4,928,000 for the same period of 1999. The overall decrease of $140,000 or 3% is due to a decrease in gaming taxes of $175,000 and was offset by an increase in other net expenses of $35,000. The decrease in gaming taxes is primarily the result of a change in the gaming tax rates, which have been in effect since July 1, 1999.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,542,000 for the three-months ended March 31, 2000 compared to $1,527,000 for the same period of 1999. The increase in EBITDA of $15,000 or 1% is primarily the result of a decrease in net revenue at GHC mostly offset by a decrease in gaming taxes.

INTEREST EXPENSE

         Interest expense at GHC was $228,000 for the three-months ended March 31, 2000 compared to $295,000 for the same period of 1999. The decrease of $67,000 or 23% is the result of paying down our debt levels by approximately $2,682,000 at various times since March 31, 1999.

DEPRECIATION AND AMORTIZATION

         The depreciation and amortization of GHC totaled $390,000 for the three-months ended March 31, 2000 compared to $411,000 for the same period of 1999. The decrease of $21,000 or 5% is generally due to assets fully depreciated assets associated with the 1994 GHC expansion.

INCOME BEFORE INCOME TAX

         As a result of the factors discussed above, GHC generated income before income tax of $924,000 for the three-months ended March 31, 2000 compared to $821,000 for the same period of 1999, an increase of $103,000 or 13%.

         GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. We continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to attempt to enhance GHC's operations. Our market strategy, similar to that at The Lodge, is to focus on GHC's existing customer base, while we try to develop marketing programs that increase new customer visits. Like the Lodge, our goal for 2000 is to continue to build on the product we offer at GHC and to remain competitive with the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--CORPORATE

         Generally, corporate operations is not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

NET REVENUE

         Net revenue generated at our corporate level (after eliminating inter-company transactions) is primarily derived from interest earned on our corporate cash balances. Interest income totaled $7,000 for the three-months ended March 31, 2000 compared to $6,000 for the same period of 1999. The increase of $1,000 or 17% is due to a federal corporate income tax refund, which included $4,000 of interest income, and was offset by a decrease in interest earned on corporate cash balances of $3,000.

COSTS AND EXPENSES

         Our costs and expenses totaled $461,000 for the three-months ended March 31, 2000 compared to $321,000 for the same period of 1999. The increase of $140,000 or 44% is due to increases in compensation costs of $83,000, consulting fees of 18,000, shareholder relations fees of $16,000 and other general and administrative expenses totaling $23,000.

NET CORPORATE OVERHEAD

         When our corporate costs and expenses are subtracted from our net revenue, the result is net corporate overhead of $454,000 for the three-months ended March 31, 2000 compared to $315,000 for the same period of 1999. The increase in our net corporate overhead of $139,000 or 44% decreases our consolidated EBITDA.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $2,000 for the three-months ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash provided by operating activities was $2,607,000 during the first three-months ended March 31, 2000 compared to net cash provided by operating activities of $1,288,000 for the same period of 1999.

         Net cash used in investing activities for the three-months ended March 31, 2000 was $823,000. The uses of funds included payments for equipment additions to our casinos of $261,000, acquisition costs related to the Gold Dust West of $582,000. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $20,000. Net cash used in investing activities for the three-months ended March 31, 1999 was $2,766,000. The uses of funds included payments for equipment purchases and additions to our casinos totaling $2,802,000 and other investing activities of $1,000. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $37,000.

         The net cash used in financing activities during the three-months ended March 31, 2000 totaled $534,000. These uses of funds included payments on bonds totaling $175,000, payments on long term debt of $100,000 and distributions to the minority interest owner of The Lodge totaling $269,000. These uses of funds were partially offset by other financing activities of $10,000. The net cash used in financing activities during the three-months ended March 31, 1999 totaled $1,569,000. These sources of funds included proceeds from the sale of bonds totaling $6,000,000 and draws against GHC's revolving line of credit of $5,073,000. These sources were reduced by debt payments of $3,973,000, payments against GHC's revolving line of credit of $8,107,000 and payments to refinance existing debt of $562,000.

         As of March 31, 2000 the Company had working capital of approximately $3,100,000 compared to $819,000 at December 31, 1999.

         In March 1999, the LLC closed on bond financing with the Black Hawk Business Improvement District, which is a quasi-municipal corporation and political subdivision of the State of Colorado, organized for the purpose, among others, of providing financing for public improvements and services primarily benefiting the commercial properties within the District. The Bonds were issued in two series with an aggregate principal amount of $6,000,000. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the city of Black Hawk and The Lodge The proceeds from the sale of the bonds were used to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

         In April 1999, the Company closed financing, with a bank syndication group led by Wells Fargo Bank, ("Wells Fargo"). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt at The Lodge totaling $32,508,000 and $12,778,000 was disbursed to pay existing debt at the Gilpin); (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest at a rate based on either the prime rate as published by Wells Fargo or the London Interbank Offering Rate ("LIBOR") each of which is added to an applicable margin based on financial ratios maintained by the Company, (approximately 8.9% at March 31, 2000); (iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first four quarterly reductions in availability will be $1,300,000, the next four quarterly reductions in availability will be $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility will be due; (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of the assets of the Company, Gilpin Hotel Venture, GVI and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

GOLD DUST WEST ACQUISITION

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. The purchase price is $26,500,000 and closing is anticipated to take place after we obtain Nevada gaming approvals, which include licensing of our Company and certain of our officers and directors. We believe this will take several months to complete. Other conditions to closing require Gold Dust West to achieve at least $5,100,000 of EBITDA for the trailing 12-month period ending 30 days prior to the closing date.

         We believe our current working capital position, earnings from our existing operations and the remaining availability from our revolving credit facility are sufficient to meet our short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. It is our intention to fund the Gold Dust West acquisition out of our existing reducing revolving credit facility and cash flow generated from operations during the licensing and due diligence process. However, any significant development of other projects by us may require additional financing, other joint venture partners, or both.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $39 million at March 31, 2000. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

         At March 31, 2000 we had partially hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receive a variable rate interest payment and pay a fixed rate interest payment on a notional amount of $35 million. This has reduced the Company's exposure to interest rate risk to $4 million of debt not hedged with the interest rate swap at March 31, 2000.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at March 31, 2000, would be approximately $36,000.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K


                  (a)      Exhibits:

                           No.      Description
                           ---      -----------
                           27       Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Black Hawk Gaming & Development Company, Inc. Registrant



Date: May 4, 2000                  By: /s/ Jeffrey P. Jacobs
                                       ---------------------------------------
                                      Jeffrey P. Jacobs, Chairman of the Board
                                      of Directors and Chief Executive Officer



                                     /s/ Stephen R. Roark
                                     -----------------------------------------
                                     Stephen R. Roark, President and
                                     Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

 27          Financial Data Schedule