Form 10-K/A
period 1999-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2000-05-17
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934--N/A


                          Commission File No. 0-21736
                          ---------------------------

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Colorado                                       84-1158484
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

       Box 21, 240 Main Street, Black Hawk, Colorado               80422
       ------------------------------------------------------------------
       (Address of principal executive offices)                (Zip code)

                                 (303) 582-1117
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act: None.
          Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          ----------------------------
                                (Title of Class)

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

                  DOCUMENTS INCORPORATED BY REFERENCE: -NONE-

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                        1999 Annual Report on Form 10-K
                                Amendment No. 1

         The Company hereby amends its 1999 Annual Report on Form 10-K to add an exhibit to paragraph 5 of Item 14.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.


    (5)            Filed herewith:

           Exhibit No.                  Description
           -----------                  -----------

              23                  Consent of Deloitte & Touche, LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BLACK HAWK GAMING &
                                                      DEVELOPMENT COMPANY, INC.


Date:  May 12, 2000                                      /s/ Stephen R. Roark
                                                     ---------------------------
                                                     Stephen R. Roark, President
                                                     and Chief Financial  and
                                                     Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



               Signature                             Title                            Date
               ---------                             -----                            ----

   /s/ Jeffrey P. Jacobs                            Director                        May 12, 2000
-----------------------------------
Jeffrey P. Jacobs

   /s/ Stephen R. Roark                             Director                        May 12, 2000
-----------------------------------
Stephen R. Roark

   /s/ Frank B. Day                                 Director                        May 12, 2000
-----------------------------------
Frank B. Day

   /s/ J. Patrick McDuff                            Director                        May 12, 2000
-----------------------------------
 J. Patrick McDuff

                                                    Director                        May ____, 2000
-----------------------------------
 Robert H. Hughes

   /s/ Timothy Knudsen                              Director                        May 12, 2000
-----------------------------------
Timothy Knudsen

   /s/ Stephen P. Owendoff                          Director                        May 12, 2000
-----------------------------------
Stephen P. Owendoff

                                 EXHIBIT INDEX

         Filed herewith is the following exhibit:

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
23                                      Consent of Deloitte & Touche, LLP