Form 10-Q
period 2000-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2000-08-10
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 2000
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________  to  _________________


Commission File Number:  0-21736
                         -------


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                Colorado                                   84-1158484
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     P.O. Box 21
     240 Main Street
     Black Hawk, Colorado                                      80422
     ---------------------------------                       ----------
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (303) 582-1117
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                    4,126,757 shares
-------------                                   ----------------
Class                                           Outstanding as of August 7, 2000

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                  JUNE 30, 2000


                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements:

              Consolidated Balance Sheets as of June 30, 2000
              and December 31, 1999                                     1

              Consolidated Statements of Income for the three
              and six months ended June 30, 2000 and 1999               2

              Consolidated Statements of Cash Flows for the six
              months ended June 30, 2000 and 1999                       3

              Notes to Unaudited Consolidated Financial Statements     4-5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations            6-20

     Item 3.  Quantitative and Qualitative Disclosure
              about Market Risk                                         20

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                         21

     Item 2.  Changes in Securities                                     21

     Item 3.  Defaults Upon Senior Securities                           21

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                          21

     Item 5.  Other Information                                         21

     Item 6.  Exhibits and Reports on Form 8-K                          21

SIGNATURES                                                              22

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                             JUNE 30,         DECEMBER 31,
                                                                               2000               1999
                                                                           -------------      -------------
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   8,416,904      $  10,239,735
  Accounts receivable                                                            167,877            190,044
  Inventories                                                                    555,412            557,182
  Prepaid expenses                                                               739,078            699,899
  Deferred income tax                                                            417,323            417,323
                                                                           -------------      -------------

      Total current assets                                                    10,296,594         12,104,183

LAND                                                                          15,248,092         15,235,092
                                                                           -------------      -------------

GAMING FACILITIES:
  Building and improvements                                                   58,282,988         58,098,219
  Equipment                                                                   17,894,864         17,342,370
  Accumulated depreciation                                                   (12,165,750)       (10,310,295)
                                                                           -------------      -------------
     Total gaming facilities                                                  64,012,102         65,130,294

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,144,813
     and $931,729, respectively                                                5,599,264          5,812,347
  Other assets                                                                 3,513,294          2,724,609
  Deferred income tax                                                             73,417             73,417
                                                                           -------------      -------------

TOTAL                                                                      $  98,742,763      $ 101,079,942
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                    $   7,595,700      $  10,547,256
  Current portion of long-term debt                                              959,346            737,740
                                                                           -------------      -------------

      Total current liabilities                                                8,555,046         11,284,996

LONG-TERM DEBT AND OTHER LIABILITIES:
  Reducing and revolving credit facility                                      36,000,000         39,000,000
  Bonds payable                                                                5,470,000          5,645,000
  Other notes payable                                                                               416,860
                                                                           -------------      -------------
      Total long-term debt                                                    41,470,000         45,061,860

  Deferred tax liability                                                         119,248            119,248
                                                                           -------------      -------------

      Total liabilities                                                       50,144,294         56,466,104
                                                                           -------------      -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                              8,747,382          8,115,287

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
    4,111,757 and 4,110,209 shares issued and outstanding, respectively            4,112              4,110
  Additional paid-in capital                                                  18,476,703         18,466,705
  Retained earnings                                                           21,370,272         18,027,736
                                                                           -------------      -------------

        Total stockholders' equity                                            39,851,087         36,498,551
                                                                           -------------      -------------

TOTAL                                                                      $  98,742,763      $ 101,079,942
                                                                           =============      =============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                     THREE MONTHS ENDED          PERCENTAGE
                                                          JUNE 30,                INCREASE
                                                  2000              1999         (DECREASE)
                                              ------------      ------------    ------------
REVENUES:
  Casino revenue                              $ 20,924,449      $ 20,233,838               3%
  Food and beverage revenue                      2,286,263         2,093,382               9%
  Hotel revenue                                    280,502           278,698               1%
  Interest and other                               262,427           179,487              46%
                                              ------------      ------------    ------------

      Total revenues                            23,753,641        22,785,405               4%
                                              ------------      ------------    ------------

      Promotional allowances                     1,623,829         1,440,105              13%
                                              ------------      ------------    ------------

      Net revenues                              22,129,812        21,345,300               4%
                                              ------------      ------------    ------------

COSTS AND EXPENSES:
  Casino operations                              6,466,405         6,290,489               3%
  Food and beverage operations                   2,053,969         2,053,641               0%
  Hotel operations                                 176,558           143,502              23%
  Marketing, general and administrative          8,331,737         8,715,810              (4)%
  Interest                                         886,916         1,069,774             (17)%
  Depreciation and amortization                  1,206,867         1,269,781              (5)%
                                              ------------      ------------    ------------

      Total costs and expenses                  19,122,452        19,542,997              (2)%
                                              ------------      ------------    ------------

MINORITY INTEREST                                 (597,395)         (349,903)             71%

INCOME BEFORE INCOME TAXES                       2,409,965         1,452,400              66%
                                              ------------      ------------    ------------

INCOME TAXES                                       867,600           522,850              66%
                                              ------------      ------------    ------------

NET INCOME                                    $  1,542,365      $    929,550              66%
                                              ============      ============    ============

BASIC EARNINGS PER SHARE                      $       0.37      $       0.23              61%

Dilutive effect of outstanding options                                 (0.01)
                                              ------------      ------------    ------------

DILUTED EARNINGS PER SHARE                    $       0.37      $       0.22              68%
                                              ============      ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                       4,111,757         4,094,611

     Dilutive effect of outstanding options         53,487            79,153
                                              ------------       ------------

     DILUTED                                     4,165,244         4,173,764
                                              ============       ============

                                                    SIX MONTHS ENDED              PERCENTAGE
                                                         JUNE 30,                  INCREASE
                                                2000               1999           (DECREASE)
                                             ------------      ------------      ------------
REVENUES:
  Casino revenue                             $ 42,196,252      $ 38,869,018                 9%
  Food and beverage revenue                     4,659,550         4,205,833                11%
  Hotel revenue                                   535,066           539,512                (1)%
  Interest and other                              455,437           404,225                13%
                                             ------------      ------------      ------------

      Total revenues                           47,846,305        44,018,588                 9%
                                             ------------      ------------      ------------

      Promotional allowances                    3,352,225         2,911,566                15%
                                             ------------      ------------      ------------

      Net revenues                             44,494,080        41,107,022                 8%
                                             ------------      ------------      ------------

COSTS AND EXPENSES:
  Casino operations                            12,852,011        12,364,527                 4%
  Food and beverage operations                  4,091,918         4,189,190                (2)%
  Hotel operations                                347,697           277,057                25%
  Marketing, general and administrative        16,462,019        16,154,872                 2%
  Interest                                      1,840,316         2,176,627               (15)%
  Depreciation and amortization                 2,424,474         2,428,671                (0)%
                                             ------------      ------------      ------------

      Total costs and expenses                 38,018,435        37,590,944                 1%
                                             ------------      ------------      ------------

MINORITY INTEREST                              (1,252,909)         (559,194)              124%

INCOME BEFORE INCOME TAXES                      5,222,736         2,956,884                77%
                                             ------------      ------------      ------------

INCOME TAXES                                    1,880,200         1,064,500                77%
                                             ------------      ------------      ------------

NET INCOME                                   $  3,342,536      $  1,892,384                77%
                                             ============      ============      ============

BASIC EARNINGS PER SHARE                     $       0.81      $       0.46                76%

Dilutive effect of outstanding options                                (0.01)
                                             ------------      ------------      ------------

DILUTED EARNINGS PER SHARE                   $       0.81      $       0.45                80%
                                             ============      ============      ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                                       4,111,482          4,091,182

     Dilutive effect of outstanding options                         38,821             72,722
                                                               ------------      ------------

     DILUTED                                                     4,150,303          4,163,904
                                                               ============      ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                       2000              1999
                                                                   ------------      ------------
OPERATING ACTIVITIES:
  Net income                                                       $  3,342,536      $  1,892,384
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                    2,424,474         2,428,671
     (Gain) on sale of equipment                                        (23,813)
     Minority interest                                                1,252,909           559,194
     Noncash compensation                                                 7,750             2,750
  Changes in operating assets and liabilities:
     Accounts receivable                                                 22,167            98,155
     Inventories                                                          1,770            27,003
     Prepaid expenses and other assets                                  158,844          (339,123)
     Accounts payable and accrued expenses                           (2,959,307)       (1,832,288)
                                                                   ------------      ------------
        Net cash provided by operating activities                     4,227,330         2,836,746
                                                                   ------------      ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                        27,950            48,967
  Equipment purchases and additions to gaming facilities             (1,122,901)       (3,565,967)
  Proceeds from the City of Black Hawk for public improvements                            380,000
  Acquisition costs related to Gold Dust West                          (974,143)
  Other                                                                                      (990)
                                                                   ------------      ------------
        Net cash used in investing activities                        (2,069,094)       (3,137,990)
                                                                   ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from bond issue                                                              6,000,000
  Proceeds from GHC revolving line of credit                                            6,573,122
  Payments on GHC revolving line of credit                                             (8,874,275)
  Payments to retire GHC revolving line of credit                                     (12,706,000)
  Payments to retire construction loan                                                (32,317,500)
  Proceeds from reducing and revolving credit facility                                 47,940,534
  Payments on bonds                                                    (175,000)
  Payments on revolving line of credit
  Payments on long term debt and note payable                        (3,195,254)       (5,975,974)
  Payments to refinance debt                                                           (2,222,015)
  Distributions to minority interest owner                             (620,813)         (773,952)
  Other                                                                  10,000           139,275
                                                                   ------------      ------------
        Net cash used in financing activities                        (3,981,067)       (2,216,785)
                                                                   ------------      ------------

NET (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             $ (1,822,831)     $ (2,518,029)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         10,239,735        10,887,602
                                                                   ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  8,416,904      $  8,369,573
                                                                   ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                           $  1,897,247      $  2,392,274
  Cash paid for income taxes                                       $  1,875,750      $    716,500

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("BHWK") was incorporated on January 10, 1991. We are a holding Company that owns, develops and operates gaming properties. Currently, we operate the Gilpin Hotel Casino ("GHC") and The Lodge Casino at Black Hawk ("The Lodge"), both of which are located in Black Hawk, Colorado.

         GHC was the Company's first casino project. The 37,000 square foot facility is located in the Black Hawk gaming district. Originally built in the 1860's, the Gilpin Hotel was one of the oldest in Colorado; however, the casino offers no hotel or lodging facilities. The Gilpin Hotel Casino commenced operations in October 1992 and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the other 50% interest in GHC and related land. It now offers customers approximately 443 slot machines, 9 table games, two restaurants, four bars and parking for approximately 200 cars.

         The Lodge is a $74 million hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility offers customers 870 slot machines, 27 table games, 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The casino portion of The Lodge opened for business on June 24, 1998. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through an LLC, in which the Company owns a 75% interest and affiliates of Jacobs Entertainment Ltd. own 25%. The Lodge and the Gilpin Hotel Casino are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements -- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at June 30, 2000 and the results of its operations for the three and six months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiary Gilpin Ventures, Inc. (GVI) and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                   (CONTINUED)


3. OTHER MATTERS

         Recently Issued Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments. The accounting provisions for qualifying hedges allow gains and losses recognized related to a hedged item in the income statement to be offset by the related derivative's gains and losses, and requires us to formally document, designate, and assess the effectiveness of transactions that qualify for hedge accounting. During 1999, the implementation of SFAS No. 133 was deferred until January 1, 2001 by the issuance of SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." Preliminarily, we have determined that the impact on our financial statements of adopting SFAS No. 133 will be the recognition of the fair market value of the interest rate swap as an asset with a corresponding credit to accumulated other comprehensive income, a component of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly the opening of new casinos by competitors in our immediate market area in 2000, levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans, our proposed acquisition and the ultimate outcome of litigation matters.

         The following discussion is qualified in its entirety by the unaudited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

INTRODUCTION

         Black Hawk Gaming & Development Company Inc.'s ("BHWK") results of operations for the three and six months ended June 30, 2000 and 1999 reflect the consolidated operations of our subsidiaries (GHC and The Lodge) and the net corporate overhead of BHWK.

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

INCREASED COMPETITION IN THE BLACK HAWK MARKET

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. A third project recommenced construction with a projected opening date sometime in late 2001 or early 2002, and a fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth in this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this marketplace will continue to increase and intensify as these new casinos open. As a result, our marketing costs, our personnel costs and other costs at our two properties in Black Hawk will more than likely increase while we attempt to maintain our market share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

RESULTS OF OPERATIONS

         The following is an analysis of the results of our operations for the three and six months ended June 30, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation and amortization) and Minority Interest are included in the discussion of the results of operations. EBITDA and Minority Interest should not be considered an alternative to operating income or net income as defined by generally accepted accounting principles. It also should not be construed as an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA and Minority Interest as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                                       THREE MONTHS ENDED           PERCENTAGE
                                                                  JUNE 30,          JUNE 30,         INCREASE
                                                                    2000              1999           (DECREASE)
                                                                ------------      ------------      ------------
NET REVENUE
    Lodge                                                       $ 15,824,288      $ 14,371,853                10%
    GHC                                                            6,301,946         6,968,376               (10)%
    Corporate                                                          3,578             5,072               (29)%
                                                                ------------      ------------      ------------

              Total net revenue                                   22,129,812        21,345,301                 4%

COSTS AND EXPENSES
    Lodge                                                         11,542,326        10,964,872                 5%
    GHC                                                            4,943,474         5,444,933                (9)%
    Corporate                                                        542,869           793,638               (32)%
                                                                ------------      ------------      ------------

              Total costs and expenses                            17,028,669        17,203,443                (1)%

EBITDA & Minority Interest in The Lodge
    Lodge                                                          4,281,962         3,406,981                26%
    GHC                                                            1,358,472         1,523,443               (11)%
    Net corporate overhead                                          (539,291)         (788,566)              (32)%
                                                                ------------      ------------      ------------

              Total EBITDA & Minority Interest in The Lodge        5,101,143         4,141,858                23%
                                                                ------------      ------------      ------------

Interest expense                                                     886,916         1,069,774               (17)%
Income taxes                                                         867,600           522,850                66%
Depreciation and amortization                                      1,206,867         1,269,781                (5)%
Minority Interest in The Lodge                                       597,395           349,903                71%
                                                                ------------      ------------      ------------

Net income                                                      $  1,542,365      $    929,550                66%
                                                                ============      ============      ============

Basic earnings per share                                        $       0.37      $       0.23                61%
                                                                ============      ============      ============
Diluted earnings per share                                      $       0.37      $       0.22                68%
                                                                ============      ============      ============


                                                                       SIX MONTHS ENDED              PERCENTAGE
                                                                   JUNE 30,          JUNE 30,         INCREASE
                                                                    2000              1999           (DECREASE)
                                                                ------------      ------------      ------------
NET REVENUE
    Lodge                                                       $ 31,851,241      $ 27,672,730                15%
    GHC                                                           12,632,629        13,423,540                (6)%
    Corporate                                                         10,210            10,752                (5)%
                                                                ------------      ------------      ------------

              Total net revenue                                   44,494,080        41,107,022                 8%

COSTS AND EXPENSES
    Lodge                                                         23,018,747        21,498,299                 7%
    GHC                                                            9,731,171        10,373,183                (6)%
    Corporate                                                      1,003,727         1,114,164               (10)%
                                                                ------------      ------------      ------------

              Total costs and expenses                            33,753,645        32,985,646                 2%

EBITDA & Minority Interest in The Lodge
    Lodge                                                          8,832,494         6,174,431                43%
    GHC                                                            2,901,458         3,050,357                (5)%
    Net corporate overhead                                          (993,517)       (1,103,412)              (10)%
                                                                ------------      ------------      ------------

              Total EBITDA & Minority Interest in The Lodge       10,740,435         8,121,376                32%
                                                                ------------      ------------      ------------

Interest expense                                                   1,840,316         2,176,627               (15)%
Income taxes                                                       1,880,200         1,064,500                77%
Depreciation and amortization                                      2,424,474         2,428,671                (0)%
Minority Interest in The Lodge                                     1,252,909           559,194               124%
                                                                ------------      ------------      ------------

Net income                                                      $  3,342,536      $  1,892,384                77%
                                                                ============      ============      ============

Basic earnings per share                                        $       0.81      $       0.46                76%
                                                                ============      ============      ============
Diluted earnings per share                                      $       0.81      $       0.45                80%
                                                                ============      ============      ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES

         We generated net revenues of $22,130,000 during the three months ended June 30, 2000 compared to $21,345,000 for the same period of 1999. The increase in net revenues of $785,000 or 4% is the result of an increase in casino revenues at The Lodge of $1,331,000 offset by decreases in casino revenues at GHC of $641,000 and an increase in other net revenues of $95,000.

         Since substantially all of our net revenues are derived from casino operations, we try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere, including fine dining with a heavy emphasis on customer service.

         We believe the primary reason for an increase in our net revenues for the three months ended June 30, 2000 over the same period of 1999 was due to a 21% increase in gaming revenues in the Black Hawk market. We attribute the increased gaming revenues in the Black Hawk market to the development of newer, larger, "themed" casinos that offer customers a greater variety of amenities, similar to those provided by The Lodge.

COSTS AND EXPENSES

         Our total costs and expenses were $17,029,000 for the three months ended June 30, 2000 compared to $17,203,000 for the same period of 1999. The overall decrease of $174,000 or 1% was the result of a decrease in gaming taxes of $212,000 resulting from a change in gaming tax rates which became effective on July 1, 1999, corporate overhead of $251,000 and bus program costs of $692,000. These decreases were partially offset by increases in labor costs of $367,000, slot game participation expenses of $224,000, player incentive marketing costs of $322,000 and increases in other net expenses of $68,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $5,101,000 for the three months ended June 30, 2000 compared to $4,142,000 for the same period of 1999. The increase of $959,000 or 23% is generally the result of the factors discussed above. Our EBITDA and Minority Interest margin (EBITDA and Minority Interest divided by our net revenues) was 23% for the three months ended June 30, 2000 compared to 19% for the same period of 1999.

INTEREST EXPENSE

         We had interest expense totaling $887,000 during the three months ended June 30, 2000 compared to $1,070,000 for the same period of 1999. Generally, the decrease of $183,000 or 17% is the result of paying down our debt by approximately $10,562,000 at various times since June 30, 1999.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization expense of $1,207,000 for the three months ended June 30, 2000 compared to $1,270,000 for the same period of 1999. The decrease of $63,000 or 5% is generally due to fully depreciated assets associated with the 1994 GHC expansion partially offset by increases in depreciable assets. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

MINORITY INTEREST

         Minority interest for the three months ended June 30, 2000 totaled $597,000 compared to $349,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the three months ended June 30, 2000 and 1999 resulted in income tax expense of $868,000 and $523,000, respectively. The tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Assuming profitability at our current levels, our effective income tax rate will remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $1,542,000 for the three months ended June 30, 2000 compared to $930,000 for the same period of 1999, an increase in net income of $612,000 or 66%.

EARNINGS PER SHARE

         We reported basic earnings per share for the three months ended June 30, 2000 and 1999 of $.37 and $.23, respectively and diluted earnings per share for the same time periods of $.37 and $.22, respectively. The increase in basic and diluted earnings per share of $.14 or 61% and $.15 or 68%, respectively, are primarily the result of increased profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

THE LODGE RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES

         The Lodge generated net revenues of $15,824,000 during the three months ended June 30, 2000 compared to $14,372,000 for the same period of 1999. The increase in our net revenues at The Lodge of $1,452,000 or 10% is primarily due to an increase in casino revenues of $1,331,000 or 10%, and an increase in other combined net revenues of $121,000. The primary reason for our increased net revenues is due to a 21% increase in gaming revenues in the Black Hawk market, which is generally attributable to the opening of larger and newer gaming facilities, such as The Lodge.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $11,542,000 during the three months ended June 30, 2000 compared to $10,965,000 for the same period of 1999. The overall increase of $577,000 or 5% is due to increases in labor costs of $347,000, an increase in gaming taxes of $114,000, slot participation expense of $159,000, player incentive marketing costs of $189,000 and increases in other net expenses of $34,000 offset by a reduction in bus program costs of $266,000. The overall increase in labor costs is the result of an increase in employee medical insurance and an increase in wages paid to retain employees as a result of increased competition that exists in the city.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $4,282,000 for the three months ended June 30, 2000 compared to $3,407,000 for the same period of 1999. The increase in EBITDA of $875,000 or 26% is generally the result of increased casino revenues offset by the increase in related expenses.

INTEREST EXPENSE

         Interest expense at The Lodge was $679,000 for the three months ended June 30, 2000 compared to $786,000 for the same period of 1999. The decrease of $107,000 or 14% is primarily the result of paying down our debt by approximately $6,919,000 at various times since June 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of The Lodge totaled $842,000 for the three months ended June 30, 2000 compared to $817,000 for the same period of 1999. The increase of $25,000 or 3% is due to an increase in depreciable assets.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before minority interest) of $2,761,000 for the three months ended June 30, 2000 compared to $1,804,000 for the same period of 1999, an increase of $957,000 or 53%.

         The Lodge successfully competed with the new casinos in the City of Black Hawk during the three months ended June 30, 2000. However, we can give no assurance that The Lodge will be successful in the future at maintaining this level of performance. We continually review the overall operational aspects of The Lodge and will modify our operations, when and if necessary, in an attempt to remain competitive and maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we try to develop marketing programs that increase new customer visits. Our goal for 2000 is to continue to enhance the overall product we offer at The Lodge and to be responsive to the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

GILPIN HOTEL CASINO RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

NET REVENUES

         GHC generated net revenues of $6,302,000 during the three months ended June 30, 2000 compared to $6,968,000 for the same period of 1999. The decrease in our net revenues at GHC of $666,000 or 10% is primarily due to a decrease in casino revenues of $641,000 and a reduction in other combined net revenues of $25,000. We believe the primary reasons for the decrease in the net revenues at GHC is attributable to the reduction in bussing programs as well as the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $4,944,000 during the three months ended June 30, 2000 compared to $5,444,000 for the same period of 1999. The overall decrease of $500,000 or 9% is due to a decrease in gaming taxes of $326,000 and bus program costs of $426,000, offset by an increase in slot machine participation expenses of $65,000, labor of $20,000, player incentive costs of $133,000 and other net expenses of $34,000. The decrease in gaming taxes is the result of reduced casino revenues as well as a change in the gaming tax rates, which became effective July 1, 1999.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,358,000 for the three months ended June 30, 2000 compared to $1,523,000 for the same period of 1999. The decrease in EBITDA of $165,000 or 11% is primarily the result of a decrease in net revenues at GHC partially offset by a decrease in gaming taxes and player incentive marketing program costs.

INTEREST EXPENSE

         Interest expense at GHC was $208,000 for the three months ended June 30, 2000 compared to $284,000 for the same period of 1999. The decrease of $76,000 or 27% is the result of paying down our debt levels by approximately $3,643,000 at various times since June 30, 1999 as well as refinancing GHC's fixed rate revolving credit facility with a variable rate reducing and revolving credit facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of GHC totaled $363,000 for the three months ended June 30, 2000 compared to $451,000 for the same period of 1999. The decrease of $88,000 or 20% is due to fully depreciated assets associated with the 1994 GHC expansion.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, GHC generated income before income taxes of $787,000 for the three months ended June 30, 2000 compared to $789,000 for the same period of 1999, a decrease of $2,000 or less than 1%.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CORPORATE RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

         Generally, corporate operations is not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

NET REVENUES

         Net revenues generated at our corporate level (after eliminating inter-company transactions) is primarily derived from interest earned on our corporate cash balances. Interest income totaled $4,000 for the three months ended June 30, 2000 compared to $5,000 for the same period of 1999. The decrease of $1,000 is a result of a decrease in interest earned on corporate cash balances.

 COSTS AND EXPENSES

         Our costs and expenses totaled $543,000 for the three months ended June 30, 2000 compared to $794,000 for the same period of 1999. The decrease of $251,000 or 32% is due to a reduction in legal costs of $325,000 offset by increases in travel costs of $38,000, insurance costs of $20,000 and other net expenses $16,000. The significant reduction in legal fees in 2000 is due to arbitration claims paid in 1999 during the second quarter.

NET CORPORATE OVERHEAD

         When our corporate costs and expenses are subtracted from our net revenues, the result is net corporate overhead of $539,000 for the three months ended June 30, 2000 compared to $789,000 for the same period of 1999. As a result of the decrease in our net corporate overhead of $250,000 or 32% for the three months ended June 30, 2000 compared to the same period of 1999 our consolidated EBITDA has increased.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $2,000 for the three months ended June 30, 2000 and 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

         We generated net revenues of $44,494,000 during the six months ended June 30, 2000 compared to $41,107,000 for the same period of 1999. The increase in net revenues of $3,387,000 or 8% is the result of an increase in casino revenues at The Lodge of $4,099,000 offset by decreases in casino revenues at GHC of $772,000 and increases in other net revenues of $60,000.

         The primary reason for our increased net revenues for the six months ended June 30, 2000 over the same period of 1999 was due to a 23% increase in gaming revenues in the Black Hawk market. We attribute the increased gaming revenues in the Black Hawk market to the development of newer, larger, "themed" casinos that offer customers a greater variety of amenities, similar to those provided by The Lodge.

COSTS AND EXPENSES

         Our total costs and expenses were $33,754,000 for the six months ended June 30, 2000 compared to $32,985,000 for the same period of 1999. The overall increase of $769,000 or 2% was the result of increases in labor of $529,000, in gaming taxes of $54,000, slot participation expense of $295,000, player incentive marketing costs of $956,000 and other net expenses of $100,000 offset by reductions in corporate overhead of $110,000 and bus program costs of $1,055,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $10,740,000 for the six months ended June 30, 2000 compared to $8,121,000 for the same period of 1999. The increase of $2,619,000 or 32% is generally the result of the factors discussed above. Our EBITDA and Minority Interest margin (EBITDA and Minority Interest divided by our net revenues) was 24% for the six months ended June 30, 2000 compared to 20% for the same period of 1999.

INTEREST EXPENSE

         We had interest expense totaling $1,840,000 during the six months ended June 30, 2000 compared to $2,177,000 for the same period of 1999. The decrease of $337,000 or 15% is primarily the result of paying down our debt by approximately $10,562,000 at various times since June 30, 1999.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization of $2,424,000 for the six months ended June 30, 2000 compared to $2,429,000 for the same period of 1999. The increase of $5,000 or less than 1%, is generally due to the net increase in our depreciable assets. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

MINORITY INTEREST

         Minority interest for the six months ended June 30, 2000 totaled $1,253,000 compared to $559,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the six months ended June 30, 2000 and 1999 resulted in income tax expense of $1,880,000 and $1,065,000. The tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Assuming profitability at our current levels, our effective income tax rate will remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $3,343,000 for the six months ended June 30, 2000 compared to $1,892,000 for the same period of 1999, an increase in net income of $1,451,000 or 77%.

EARNINGS PER SHARE

         We reported basic earnings per share for the six months ended June 30, 2000 and 1999 of $.81 and $.46, respectively and diluted earnings per share for the same periods of $.81 and $.45, respectively. The increase in basic and diluted earnings per share of $.35 or 76% and $.36 or 80%, respectively, is primarily the result of increased profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

THE LODGE RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

         The Lodge generated net revenues of $31,851,000 during the six months ended June 30, 2000 compared to $27,673,000 for the same period of 1999. The increase in our net revenues at The Lodge of $4,178,000 or 15% is primarily due to an increase in casino revenues of $4,099,000 or 16% in addition to a net increase in other combined net revenues of $79,000. We believe the primary reason for our increased net revenues is due to a 23% increase in gaming revenues in the Black Hawk market, which is generally attributable to the opening of larger and newer gaming facilities, such as The Lodge.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $23,019,000 during the six months ended June 30, 2000 compared to $21,498,000 for the same period of 1999. The overall increase of $1,521,000 or 7% is due to increases in labor of $540,000, slot participation expense of $154,000, gaming taxes of $555,000, player incentive marketing costs of $715,000 and other net expenses of $20,000. These increased expenses were offset by a reduction in bus program costs of $463,000. The increase in the overall expenses incurred at The Lodge is primarily a function of the increase in casino revenues.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $8,832,000 for the six months ended June 30, 2000 compared to $6,174,000 for the same period of 1999. The increase in EBITDA of $2,658,000 or 43% is primarily the result of increased casino revenues offset by the increase in related expenses.

INTEREST EXPENSE

         Interest expense at The Lodge was $1,403,000 for the six months ended June 30, 2000 compared to $1,599,000 for the same period of 1999. The decrease of $196,000 or 12% is primarily the result of paying down our debt levels by approximately $6,919,000 at various times since June 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of The Lodge totaled $1,667,000 for the six months ended June 30, 2000 compared to $1,564,000 for the same period of 1999. The increase of $103,000 or 7% is generally due to an increase in depreciable assets.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before minority interest) of $5,762,000 for the six months ended June 30, 2000 compared to $3,012,000 for the same period of 1999, an increase of $2,750,000 or 91%.

         As previously stated, The Lodge competed successfully with the new casinos in the City of Black Hawk during the six months ended June 30, 2000. However, we can give no assurance that The Lodge will be successful in the future at maintaining this level of performance. We continually review the overall operational aspects of The Lodge and will modify our operations, when and if necessary, in an attempt to remain competitive and maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we try to develop marketing programs that increase new customer visits. Our goal for 2000 is to continue to enhance the overall product we offer at The Lodge in order to be responsive to the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

GILPIN HOTEL CASINO RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

         GHC generated net revenues of $12,633,000 during the six months ended June 30, 2000 compared to $13,423,000 for the same period of 1999. The decrease in our net revenues at GHC of $790,000 or 6% is primarily due to a decrease in casino revenues of $772,000 in addition to a net increase in other combined net revenues of $18,000. We believe the primary reasons for our decrease in net revenues at GHC is attributable to the reduction of bussing programs as well as the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $9,731,000 during the six months ended June 30, 2000 compared to $10,373,000 for the same period of 1999. The overall decrease of $642,000 or 6% is due to a decrease in gaming taxes of $501,000, bus program costs of $592,000 and labor of $11,000. These decreases were offset by an increase in slot game participation expense of $141,000, player incentive marketing costs of $241,000 and other net expenses of $80,000. The decrease in gaming taxes is primarily the result of a reduction in gaming revenues and change in the gaming tax rates, which became effective July 1, 1999.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $2,901,000 for the six months ended June 30, 2000 compared to $3,050,000 for the same period of 1999. The decrease in EBITDA of $149,000 or 5% is primarily the result of a decrease in net revenue at GHC, which was partially offset by a decrease in gaming taxes and marketing costs.

INTEREST EXPENSE

         Interest expense at GHC was $437,000 for the six months ended June 30, 2000 compared to $578,000 for the same period of 1999. The decrease of $141,000 or 24% is the result of paying down our debt levels by approximately $3,643,000 at various times since June 30, 1999 as well as refinancing GHC's fixed rate revolving credit facility with a variable rate reducing and revolving credit facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of GHC totaled $753,000 for the six months ended June 30, 2000 compared to $861,000 for the same period of 1999. The decrease of $108,000 or 13% is generally due to fully depreciated assets associated with the 1994 GHC expansion.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, GHC generated income before income taxes of $1,712,000 for the six months ended June 30, 2000 compared to $1,611,000 for the same period of 1999, an increase of $101,000 or 6%.

         As stated in the three-month comparisons, GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. We continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to attempt to enhance GHC's operations. Our market strategy, similar to that at The Lodge, is to focus on GHC's existing customer base, while we try to develop marketing programs that increase new customer visits. Like the Lodge, our goal for 2000 is to continue to build on the product we offer at GHC and to remain competitive with the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CORPORATE RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET REVENUES

         Net revenues generated at our corporate level (after eliminating inter-company transactions) is primarily derived from interest earned on our corporate cash balances. Interest income totaled $10,000 for the six months ended June 30, 2000 compared to $11,000 for the same period of 1999.

COSTS AND EXPENSES

         Our costs and expenses totaled $1,004,000 for the six-months ended June 30, 2000 compared to $1,114,000 for the same period of 1999. The decrease of $110,000 or 10% is due to increases in compensation costs of $110,000, consulting fees of $15,000, travel costs of $45,000, insurance costs of $20,000 and other general and administrative expenses totaling $18,000. These increases were offset by a decrease in legal expenses of $318,000. The significant reduction in legal fees in 2000 is due to arbitration claims paid in 1999 during the second quarter.

NET CORPORATE OVERHEAD

         When our corporate costs and expenses are subtracted from our net revenues, the result is net corporate overhead of $994,000 for the six months ended June 30, 2000 compared to $1,103,000 for the same period of 1999. The decrease in our net corporate overhead of $109,000 or 10% increases our consolidated EBITDA.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $4,000 for the six months ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash provided by operating activities was $4,227,000 during the six-months ended June 30, 2000 compared to net cash provided by operating activities of $2,837,000 for the same period of 1999.

         Net cash used in investing activities for the six-months ended June 30, 2000 was $2,069,000. These uses of funds included payments for equipment additions to our casinos of $1,123,000 and acquisition costs related to the Gold Dust West of $974,000. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $28,000. Net cash used in investing activities for the six-months ended June 30, 1999 was $3,138,000. These uses of funds included payments for equipment purchases and additions to our casinos totaling $3,566,000 and other investing activities of $1,000 and were partially offset by the proceeds from the sale of equipment totaling $49,000 and proceeds from the City of Black Hawk for its share of public improvements totaling $380,000.

         The net cash used in financing activities during the six-months ended June 30, 2000 totaled $3,981,000. These uses of funds included payments on bonds totaling $175,000, payments on long-term debt of $3,195,000 and distributions to the minority interest owner of The Lodge totaling $621,000 and were partially offset by other financing activities of $10,000. The net cash used in our financing activities during the six-months ended June 30, 1999 totaled $2,217,000. The sources of cash we generated in financing our activities included proceeds from bonds issued by the Business Improvement District of $6,000,000, borrowings against the GHC's revolving line of credit of $6,573,000, proceeds from a syndicated bank loan of $47,941,000 and other proceeds of $139,000. These various sources of cash were reduced by payments of $5,976,000 against our debt, payments against the GHC's revolving line of credit of $8,874,000, payments to retire GHC's revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000, payments to refinance debt of $2,222,000 and distributions to the minority interest owner of The Lodge of $774,000.

         As of June 30, 2000 the Company had working capital of approximately $1,742,000 compared to $819,000 at December 31, 1999.

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

         In April 1999, the Company closed financing, with a bank syndication group led by Wells Fargo Bank, ( "Wells Fargo" ). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt at The Lodge totaling $32,508,000 and $12,778,000 was disbursed to pay existing debt at the Gilpin); (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest at a rate based on either the prime rate as published by Wells Fargo or the London Interbank Offering Rate ("LIBOR") each of which is added to an applicable margin based on financial ratios maintained by the Company, (approximately 9% at June 30, 2000);
(iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis commencing on July 1, 2000. The first four quarterly reductions in availability will be $1,300,000, the next four quarterly reductions in availability will be $2,275,000 and the following four reductions in availability will be $3,250,000 per quarter until January 1, 2003 when the outstanding balance of the facility will be due; (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, requires the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of the assets of the Company, Gilpin Hotel Venture, GVI and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

GOLD DUST WEST ACQUISITION

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a casino and motel located in Reno, Nevada known as the Gold Dust West. The purchase price is $26,500,000 and closing is anticipated to take place after we obtain Nevada gaming approvals, which include licensing of our Company and certain of our officers and directors. We believe this will take several months to complete. Other conditions to closing require Gold Dust West to achieve at least $5,100,000 of EBITDA for the trailing 12-month period ending 30 days prior to the closing date.

         We believe our current working capital position; earnings from our existing operations and the remaining availability from our revolving credit facility are sufficient to meet our short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. It is our intention to fund the Gold Dust West acquisition out of our existing reducing revolving credit facility and cash flow generated from operations during the licensing and due diligence process. However, any significant development of other projects by us may require additional financing, other joint venture partners, or both.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $36 million at June 30, 2000. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

         At June 30, 2000 we had partially hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receive a variable rate interest payment and pay a fixed interest rate payment on a notional amount of $35 million. This has reduced the Company's exposure to interest rate risk to $1 million of debt not hedged with the interest rate swap at June 30, 2000.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at June 30, 2000, would be approximately $9,000.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

          See Item 3. of our report on form 10-K for our fiscal year ended December 31, 1999.

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


                         Black Hawk Gaming & Development Company, Inc.
                         Registrant



Date: August 7, 2000     By:  /s/ Jeffrey P. Jacobs
                              --------------------------------------------------
                              Jeffrey P. Jacobs, Chairman of the Board
                              of Directors and Chief Executive Officer



                              /s/ Stephen R. Roark
                              --------------------------------------------------
                              Stephen R. Roark, President and
                              Chief Financial Officer

                               INDEX TO EXHIBITS


                 Exhibit
                   No.      Description
                 -------    -----------
                   27       Financial Data Schedule