Form 10-Q
period 2000-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2000-11-08
CIK 896495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


        X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---              SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  September 30, 2000
                                ------------------

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---              SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number: 0-21736
                        -------


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Colorado                             84 -1158484
      --------------------------------              -----------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)

           P.O. Box 21
           240 Main Street
           Black Hawk, Colorado                            80422
           --------------------                           --------
           (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code   (303) 582-1117
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                          4,126,757 shares
------------                          ----------------
Class                                 Outstanding as of November 8, 2000

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 2000


PART I.  FINANCIAL INFORMATION                                                          PAGE NO.
                                                                                        --------
         Item 1.  Consolidated Financial Statements:

                           Consolidated Balance Sheets as of September 30, 2000
                           and December 31, 1999                                           1

                           Unaudited Consolidated Statements of Income for the three
                           and nine months ended September 30, 2000 and 1999               2

                           Unaudited Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 2000 and 1999                        3

                           Notes to Unaudited Consolidated Financial Statements          4-5

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                6-20

         Item 3.           Quantitative and Qualitative Disclosure
                           about Market Risk                                              20

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                              21

         Item 2.           Changes in Securities                                          21

         Item 3.           Defaults Upon Senior Securities                                21

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                               21

         Item 5.           Other Information                                              21

         Item 6.           Exhibits and Reports on Form 8-K                               21

SIGNATURES                                                                                22


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
-------------------------------------------------------------------------------

                                                                         September 30,     December 31,
                                                                       2000 (Unaudited)       1999
                                                                       ---------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   8,947,044    $  10,239,735
  Accounts receivable                                                          265,815          190,044
  Inventories                                                                  565,486          557,182
  Prepaid expenses                                                             864,373          699,899
  Deferred income tax                                                          417,323          417,323
                                                                         -------------    -------------
      Total current assets                                                  11,060,041       12,104,183

LAND                                                                        15,239,426       15,235,092
                                                                         -------------    -------------

GAMING FACILITIES:
  Building and improvements                                                 58,283,230       58,098,219
  Equipment                                                                 18,033,086       17,342,370
  Accumulated depreciation                                                 (13,252,363)     (10,310,295)
                                                                         -------------    -------------
     Total gaming facilities                                                63,063,953       65,130,294

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,257,214
     and $931,729, respectively                                              5,486,862        5,812,347
  Other assets                                                               3,432,507        2,724,609
  Deferred income tax                                                           73,417           73,417
                                                                         -------------    -------------

TOTAL                                                                    $  98,356,206    $ 101,079,942
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $   9,620,399    $  10,547,256
  Current portion of long-term debt                                            853,092          737,740
                                                                         -------------    -------------
      Total current liabilities                                             10,473,491       11,284,996

LONG-TERM DEBT AND OTHER LIABILITIES:
  Reducing and revolving credit facility                                    32,000,000       39,000,000
  Bonds payable                                                              5,470,000        5,645,000
  Other notes payable                                                                           416,860
                                                                         -------------    -------------
      Total long-term debt                                                  37,470,000       45,061,860

  Deferred tax liability                                                       119,248          119,248
                                                                         -------------    -------------

      Total liabilities                                                     48,062,739       56,466,104
                                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            8,847,582        8,115,287

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,126,757 and 4,110,209 shares issued and outstanding, respectively           4,127            4,110
  Additional paid-in capital                                                18,569,538       18,466,705
  Retained earnings                                                         22,872,220       18,027,736
                                                                         -------------    -------------
        Total stockholders' equity                                          41,445,885       36,498,551
                                                                         -------------    -------------
TOTAL                                                                    $  98,356,206    $ 101,079,942
                                                                         =============    =============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                THREE MONTHS ENDED                          PERCENTAGE
                                                  SEPTEMBER 30,             DOLLAR           INCREASE
                                              2000           1999          DIFFERENCE       (DECREASE)
                                          ------------    ------------    ------------     ------------
REVENUES:
  Casino revenue                          $ 20,984,093    $ 22,037,488    $ (1,053,395)              (5)%
  Food and beverage revenue                  2,363,538       2,368,881          (5,343)              (0)%
  Hotel revenue                                290,991         306,398         (15,407)              (5)%
  Interest and other                           263,898         221,005          42,893               19%
                                          ------------    ------------    ------------     ------------

      Total revenues                        23,902,520      24,933,772      (1,031,252)              (4)%
                                          ------------    ------------    ------------     ------------

      Promotional allowances                 1,646,038       1,591,609          54,429                3%
                                          ------------    ------------    ------------     ------------

      Net revenues                          22,256,482      23,342,163      (1,085,681)              (5)%
                                          ------------    ------------    ------------     ------------

COSTS AND EXPENSES:
  Casino operations                          6,606,350       6,328,646         277,704                4%
  Food and beverage operations               2,123,444       2,275,800        (152,356)              (7)%
  Hotel operations                             191,883         153,773          38,110               25%
  Marketing, general and administrative      8,362,140       8,430,028         (67,888)              (1)%
  Interest                                     769,891       1,076,471        (306,580)             (28)%
  Depreciation and amortization              1,265,334       1,253,323          12,011                1%
                                          ------------    ------------    ------------     ------------

      Total costs and expenses              19,319,042      19,518,041        (198,999)              (1)%
                                          ------------    ------------    ------------     ------------

MINORITY INTEREST                              590,669         684,176         (93,507)             (14)%
                                          ------------    ------------    ------------     ------------

INCOME BEFORE INCOME TAXES                   2,346,771       3,139,946        (793,175)             (25)%

INCOME TAXES                                   844,823       1,090,000        (245,177)             (22)%
                                          ------------    ------------    ------------     ------------

NET INCOME                                $  1,501,948    $  2,049,946    $   (547,998)             (27)%
                                          ============    ============    ============     ============

BASIC EARNINGS PER SHARE                  $       0.37 $          0.50 $         (0.13)             (26)%

Dilutive effect of outstanding options           (0.01)          (0.01)                               0%
                                          ------------    ------------    ------------     ------------

DILUTED EARNINGS PER SHARE                $       0.36    $       0.49    $      (0.13)             (27)%
                                          ============    ============    ============     ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:

BASIC                                        4,126,257       4,110,557

Dilutive effect of outstanding options          72,043          54,331
                                          ------------    ------------

DILUTED                                      4,198,300       4,164,888
                                          ------------    ------------

                                               NINE MONTHS ENDED                           PERCENTAGE
                                                  SEPTEMBER 30,            DOLLAR           INCREASE
                                               2000          1999        DIFFERENCE        (DECREASE)
                                          ------------    ------------   ------------     ------------
REVENUES:
  Casino revenue                          $ 63,180,345    $ 60,906,507   $  2,273,838                4%
  Food and beverage revenue                  7,023,088       6,574,715        448,373                7%
  Hotel revenue                                826,057         845,911        (19,854)              (2)%
  Interest and other                           719,335         625,229         94,106               15%
                                          ------------    ------------   ------------     ------------

      Total revenues                        71,748,825      68,952,362      2,796,463                4%
                                          ------------    ------------   ------------     ------------

      Promotional allowances                 4,998,263       4,503,176        495,087               11%
                                          ------------    ------------   ------------     ------------

      Net revenues                          66,750,562      64,449,186      2,301,376                4%
                                          ------------    ------------   ------------     ------------

COSTS AND EXPENSES:
  Casino operations                         19,458,361      18,693,175        765,186                4%
  Food and beverage operations               6,215,362       6,464,989       (249,627)              (4)%
  Hotel operations                             539,580         430,829        108,751               25%
  Marketing, general and administrative     24,824,159      24,584,902        239,257                1%
  Interest                                   2,610,207       3,253,098       (642,891)             (20)%
  Depreciation and amortization              3,689,808       3,681,993          7,815                0%
                                          ------------    ------------   ------------     ------------

      Total costs and expenses              57,337,477      57,108,986        228,491                0%
                                          ------------    ------------   ------------     ------------

MINORITY INTEREST                            1,843,578       1,243,370        600,208               48%
                                          ------------    ------------   ------------     ------------

INCOME BEFORE INCOME TAXES                   7,569,507       6,096,830      1,472,677               24%

INCOME TAXES                                 2,725,023       2,154,500        570,523               26%
                                          ------------    ------------   ------------     ------------

NET INCOME                                $  4,844,484    $  3,942,330   $    902,154               23%
                                          ============    ============   ============     ============

BASIC EARNINGS PER SHARE                  $       1.18    $       0.96   $       0.22               23%

Dilutive effect of outstanding options           (0.01)          (0.02)          0.01              (50)%
                                          ------------    ------------   ------------     ------------

DILUTED EARNINGS PER SHARE                $       1.17    $       0.94   $       0.23               24%
                                          ============    ============   ============     ============


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:

BASIC                                        4,116,407       4,097,641

                                                38,705          75,470
                                          ------------    ------------
Dilutive effect of outstanding options

DILUTED                                      4,155,112       4,173,111
                                          ------------    ------------

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                         2000                1999
                                                                     ------------        ------------
OPERATING ACTIVITIES:
  Net income                                                         $  4,844,484        $  3,942,330
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                      3,689,808           3,681,993
     Deferred taxes                                                                           266,906
     Gain on sale of equipment                                            (10,470)
     Minority interest                                                  1,843,578           1,243,370
     Noncash compensation                                                   7,750               2,750
  Changes in operating assets and liabilities:
     Other                                                                                     55,678
     Accounts receivable                                                  (75,771)             66,858
     Inventories                                                           (8,304)             17,827
     Prepaid expenses and other assets                                    190,530            (126,752)
     Accounts payable and accrued expenses                               (934,605)            (36,436)
                                                                     ------------        ------------
        Net cash provided by operating activities                       9,547,000           9,114,524
                                                                     ------------        ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                          77,812              68,739
  Equipment purchases and additions to gaming facilities               (1,390,463)         (3,837,841)
  Proceeds from the City of Black Hawk for public improvements                                380,000
  Acquisition costs related to Gold Dust West                          (1,035,600)
  Other                                                                    (6,498)               (990)
                                                                     ------------        ------------
        Net cash used in investing activities                          (2,354,749)         (3,390,092)
                                                                     ------------        ------------

FINANCING ACTIVITIES:
  Proceeds from bond issue                                                                  6,000,000
  Proceeds from GHC revolving line of credit                                                6,573,122
  Payments on GHC revolving line of credit                                                 (8,874,275)
  Payments to retire GHC revolving line of credit                                         (12,706,000)
  Payments to retire construction loan                                                    (32,317,500)
  Proceeds from reducing and revolving credit facility                                     47,940,534
  Payments on bonds                                                      (175,000)
  Payments on long term debt and note payable                          (7,301,508)        (10,070,578)
  Payments to refinance debt                                                               (2,222,015)
  Distributions to minority interest owner                             (1,111,284)           (998,952)
  Other                                                                   102,850             139,275
                                                                     ------------        ------------
        Net cash used in financing activities                          (8,484,942)         (6,536,389)
                                                                     ------------        ------------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                               $ (1,292,691)       $   (811,957)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           10,239,735          10,887,602
                                                                     ------------        ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  8,947,044        $ 10,075,645
                                                                     ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                             $  2,693,364        $  3,528,230
  Cash paid for income taxes                                         $  2,463,334        $  1,116,500

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


 1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("BHWK" or the "Company") was incorporated on January 10, 1991. We are a holding Company that owns, develops and operates gaming properties. Currently, we operate the Gilpin Hotel Casino ("GHC") and The Lodge Casino at Black Hawk ("The Lodge"), both of which are located in Black Hawk, Colorado.

         GHC was the Company's first casino project. The 37,000 square foot facility is located in the Black Hawk gaming district. Originally built in the 1860's, the Gilpin Hotel is one of the oldest in Colorado; however, the casino offers no hotel or lodging facilities. The Gilpin Hotel Casino commenced operations in October 1992 and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the other 50% interest in GHC and related land. It now offers customers 443 slot machines, 9 table games, two restaurants, four bars and parking for approximately 200 cars.

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


2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at September 30, 2000 and the results of its operations for the three and nine months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiary Gilpin Ventures, Inc.
(GVI) and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications - Certain amounts have been reclassified within the 1999 financial statements to conform to the presentation used in 2000.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (CONTINUED)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way, such as: the intensity of competition, particularly the opening of new casinos by competitors in our immediate market area in 2000, the levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, on-going regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, the success of our diversification plans, our proposed acquisition of the Gold Dust West and the ultimate outcome of litigation matters.

         The following discussion is qualified in its entirety by the unaudited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 1999.

RESULTS OF OPERATIONS

INTRODUCTION

         BHWK's results of operations for the three and nine months ended September 30, 2000 and 1999 reflect the consolidated operations of our subsidiaries (GHC and The Lodge) and the net corporate overhead of BHWK.

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

INCREASED COMPETITION IN THE BLACK HAWK MARKET

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. A third project recommenced construction with a projected opening date in late 2001 or early 2002, and a fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth in this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this marketplace will continue to increase and intensify as new casinos open. As a result, our marketing costs, our personnel costs and other costs at our two properties in Black Hawk will more than likely increase while we attempt to maintain our market share.

         Generally speaking, we anticipated that the opening of the new casinos in Black Hawk would have an impact on our overall operations during the first half of 2000. These new casinos implemented very aggressive and expensive marketing programs during the third quarter of 2000 in an effort to attempt to establish a presence in this market place. While we feel that the marketing programs implemented by the new casinos had an impact on our third quarter operations for 2000 as compared to the third quarter of last year, we believe our continuing marketing programs will, in the long run, continue to develop and enhance our customer loyalty. Further, when our marketing programs are combined with our gaming products and devices we will maintain more than our fair share of this growing market.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

RESULTS OF OPERATIONS

         The following is an analysis of the results of our operations for the three and nine months ended September 30, 2000 and 1999. EBITDA (earnings before interest, taxes, depreciation and amortization) and Minority Interest are included in the discussion of the results of operations. EBITDA and Minority Interest should not be considered an alternative to operating income or net income as defined by accounting principles generally accepted in the United States. It also should not be construed as an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA and Minority Interest as a supplemental disclosure to facilitate a more complete analysis of our Casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                                                                                PERCENTAGE
                                                             SEPTEMBER 30,    SEPTEMBER 30,                      INCREASE
                                                                 2000             1999          DIFFERENCE      (DECREASE)
                                                             -------------    -------------    ------------    ------------
NET REVENUE
    Lodge                                                    $  15,964,493    $  16,550,925    $   (586,432)             (4)%
    GHC                                                          6,286,650        6,787,213        (500,563)             (7)%
    Corporate                                                        5,339            4,025           1,314              33%
                                                             -------------    -------------    ------------    ------------

        Total net revenue                                       22,256,482       23,342,163      (1,085,681)             (5)%

COSTS AND EXPENSES
    Lodge                                                       11,772,425       11,801,795         (29,370)             (0)%
    GHC                                                          4,884,226        4,912,911         (28,685)             (1)%
    Corporate                                                      627,166          473,541         153,625              32%
                                                             -------------    -------------    ------------    ------------

        Total costs and expenses                                17,283,817       17,188,247          95,570               1%

EBITDA & Minority Interest in The Lodge
    Lodge                                                        4,192,068        4,749,130        (557,062)            (12)%
    GHC                                                          1,402,424        1,874,302        (471,878)            (25)%
    Net corporate overhead                                        (621,827)        (469,516)       (152,311)             32%
                                                             -------------    -------------    ------------    ------------

        Total EBITDA & Minority Interest in The Lodge            4,972,665        6,153,916      (1,181,251)            (19)%
                                                             -------------    -------------    ------------    ------------

Interest expense                                                   769,891        1,076,471        (306,580)            (28)%
Income taxes                                                       844,823        1,090,000        (245,177)            (22)%
Depreciation and amortization                                    1,265,334        1,253,323          12,011               1%
Minority Interest in The Lodge                                     590,669          684,176         (93,507)            (14)%
                                                             -------------    -------------    ------------    ------------

Net income                                                   $   1,501,948    $   2,049,946    $   (547,998)            (27)%
                                                             =============    =============    ============    ============

Basic earnings per share                                     $        0.37    $        0.50    $      (0.13)            (26)%
                                                             =============    =============    ============    ============
Diluted earnings per share                                   $        0.36    $        0.49    $      (0.13)            (27)%
                                                             =============    =============    ============    ============


                                                                    NINE MONTHS ENDED
                                                                                                               PERCENTAGE
                                                             SEPTEMBER 30,    SEPTEMBER 30,                     INCREASE
                                                                 2000             1999          DIFFERENCE      (DECREASE)
                                                             -------------    -------------    ------------    ------------
NET REVENUE
    Lodge                                                    $  47,815,734    $  44,223,656    $  3,592,078               8%
    GHC                                                         18,919,279       20,210,753      (1,291,474)             (6)%
    Corporate                                                       15,549           14,776             773               5%
                                                             -------------    -------------    ------------    ------------

        Total net revenue                                       66,750,562       64,449,185       2,301,377               4%

COSTS AND EXPENSES
    Lodge                                                       34,791,172       33,300,093       1,491,079               4%
    GHC                                                         14,615,397       15,286,096        (670,699)             (4)%
    Corporate                                                    1,630,893        1,587,706          43,187               3%
                                                             -------------    -------------    ------------    ------------

        Total costs and expenses                                51,037,462       50,173,895         863,567               2%

EBITDA & Minority Interest in The Lodge
    Lodge                                                       13,024,562       10,923,563       2,100,999              19%
    GHC                                                          4,303,882        4,924,657        (620,775)            (13)%
    Net corporate overhead                                      (1,615,344)      (1,572,930)        (42,414)              3%
                                                             -------------    -------------    ------------    ------------

        Total EBITDA & Minority Interest in The Lodge           15,713,100       14,275,290       1,437,810              10%
                                                             -------------    -------------    ------------    ------------

Interest expense                                                 2,610,207        3,253,098        (642,891)            (20)%
Income taxes                                                     2,725,023        2,154,500         570,523              26%
Depreciation and amortization                                    3,689,808        3,681,993           7,815               0%
Minority Interest in The Lodge                                   1,843,578        1,243,370         600,208              48%
                                                             -------------    -------------    ------------    ------------

Net income                                                   $   4,844,484    $   3,942,330    $    902,154              23%
                                                             =============    =============    ============    ============

Basic earnings per share                                     $        1.18    $        0.96    $       0.22              23%
                                                             =============    =============    ============    ============
Diluted earnings per share                                   $        1.17    $        0.94    $       0.23              24%
                                                             =============    =============    ============    ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS--FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         We generated net revenues of $22,256,000 during the three months ended September 30, 2000 compared to $23,342,000 for the same period of 1999. The decrease in net revenues of $1,086,000 or 5% is the result of a decrease in revenues at The Lodge of $587,000, a decrease in revenues at GHC of $501,000 offset by an increase in other net revenues of $2,000.

         Since substantially all of our net revenues are derived from casino operations, we try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere, including fine dining with a heavy emphasis on customer service.

         We believe the primary reason for the decrease in our net revenues for the three months ended September 30, 2000 compared to the same period of 1999 was due primarily to increased competition and the implementation of marketing programs and efforts initiated by other casinos in the City of Black Hawk gaming market during the third quarter.

COSTS AND EXPENSES

         Our total costs and expenses were $17,283,000 for the three months ended September 30, 2000 compared to $17,188,000 for the same period of 1999. The overall net increase of $95,000 was due to: an increase in labor costs of $123,000; slot game participation expenses of $381,000; corporate overhead expenses of $153,000; and marketing related expenses of $8,000. These increases were offset by a decrease in gaming taxes of $151,000 resulting from reduced gaming revenues; bus program costs of $323,000; food and beverage cost of sales of $94,000; and other net expenses of $2,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $5,074,000 for the three months ended September 30, 2000 compared to $6,154,000 for the same period of 1999. The decrease of $1,080,000 or 18% is generally the combined result of the factors discussed above. Our EBITDA and Minority Interest margin (EBITDA and Minority Interest divided by our net revenues) was 23% for the three months ended September 30, 2000 compared to 26% for the same period of 1999.

INTEREST EXPENSE

         We had interest expense totaling $770,000 during the three months ended September 30, 2000 compared to $1,077,000 for the same period of 1999. Generally, the decrease of $307,000 or 28% is the result of paying down our debt by approximately $10,600,000 at various times since September 30, 1999.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization expense of $1,265,000 for the three months ended September 30, 2000 compared to $1,253,000 for the same period of 1999. The increase of $12,000 or 1% is generally due to increases in depreciation expense due to fixed asset additions. The majority of depreciation and amortization costs relate to buildings, equipment, and intangible assets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS--FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

MINORITY INTEREST

         Minority Interest for the three months ended September 30, 2000 totaled $591,000 compared to $684,000 for the same period of the prior year. Minority Interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the three months ended September 30, 2000 and 1999 resulted in income tax expense of $845,000 and $1,090,000, respectively. The tax characteristics of the individual components of our income before income taxes determine our overall effective tax rate. Assuming profitability at our current levels, we would expect our effective income tax rate to remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $1,502,000 for the three months ended September 30, 2000 compared to $2,050,000 for the same period of 1999, a decrease of $548,000 or 27%.

EARNINGS PER SHARE

         We reported basic earnings per share for the three months ended September 30, 2000 and 1999 of $.37 and $.50, respectively and diluted earnings per share for the same periods of $.36 and $.49, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

THE LODGE RESULTS OF OPERATIONS--FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         The Lodge generated net revenues of $15,964,000 during the three months ended September 30, 2000 compared to $16,551,000 for the same period of 1999. The decrease in our net revenues at The Lodge of $587,000 or 4% is primarily due to a decrease in casino revenues of $541,000 or 3%, and a decrease in other combined net revenues of $46,000. The primary reason for the decreased net revenues during the three months ended is due to a significant reduction in customer bussing activity as well as an expensive marketing drive pursued by our major competitors in the Black Hawk market.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $11,772,000 during the three months ended September 30, 2000 compared to $11,801,000 for the same period of 1999. The overall decrease of $29,000 is due to decreases in gaming tax of $47,000, bus program costs of $303,000, food and beverage cost of sales of $81,000, and other net expenses of $21,000. The decreases in expenses were offset by increases in labor costs of $100,000, slot participation expenses of $254,000 and marketing related costs (excluding bussing) of $69,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $4,192,000 for the three months ended September 30, 2000 compared to $4,749,000 for the same period of 1999. The decrease in EBITDA of $557,000 or 12% is primarily the result of decreased casino revenues offset by a slight decrease in operating expenses.

INTEREST EXPENSE

         Interest expense at The Lodge was $589,000 for the three months ended September 30, 2000 compared to $801,000 for the same period of 1999. The decrease of $212,000 or 26% is primarily the result of paying down The Lodge debt by approximately $7,417,000 at various times since September 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of The Lodge totaled $867,000 for the three months ended September 30, 2000 compared to $824,000 for the same period of 1999. The increase of $43,000 or 5% is due to an increase in depreciable assets acquired for the property.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before Minority Interest) of $2,736,000 for the three months ended September 30, 2000 compared to $3,125,000 for the same period of 1999, a decrease of $389,000 or 12%.

         Although new casinos in the Black Hawk market undertook significant marketing endeavors during the three months ended September 30, 2000, we believe that The Lodge continued to successfully compete. However, we can give no assurance that The Lodge will be successful in the future at maintaining this level of performance. We continually review the overall operational aspects of The Lodge and we will modify our operations, when and if necessary, in an attempt to remain competitive and maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we try to develop marketing programs that increase new customer visits. Our goal for 2000 has been to continue to enhance the overall gaming products we offer at The Lodge and to be responsive to the new and increased competition in Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

GILPIN HOTEL CASINO RESULTS OF OPERATIONS--FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         GHC generated net revenues of $6,286,000 during the three months ended September 30, 2000 compared to $6,787,000 for the same period of 1999. The decrease in net revenues at GHC of $501,000 or 7% is primarily due to a decrease in casino revenues of $513,000 offset by an increase in other combined net revenues of $12,000. We believe the primary reasons for the decrease in the net revenues at GHC are attributable to the reduction in bussing programs as well as the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $4,884,000 during the three months ended September 30, 2000 compared to $4,913,000 for the same period of 1999. The overall decrease of $29,000 or 1% is due to a decrease in gaming taxes of $104,000, food and beverage cost of sales of $13,000, bus program costs and other marketing related costs of $20,000 and $61,000 respectively. The decreases in expenses were offset by an increase in labor costs of $23,000, slot machine participation expenses of $127,000, and other net expenses $19,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,402,000 for the three months ended September 30, 2000 compared to $1,874,000 for the same period of 1999. The decrease in EBITDA of $472,000 or 25% is primarily the result of a decrease in net revenues at GHC partially offset by a decrease in operating expenses.

INTEREST EXPENSE

         Interest expense at GHC was $181,000 for the three months ended September 30, 2000 compared to $276,000 for the same period of 1999. The decrease of $95,000 or 34% is the result of paying down our GHC debt levels by approximately $3,157,000 at various times since September 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of GHC totaled $395,000 for the three months ended September 30, 2000 compared to $427,000 for the same period of 1999. The decrease of $32,000 or 7% is due to fully depreciated assets associated with the 1994 GHC expansion offset by the purchase of new depreciable assets over the same period.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, GHC generated income before income taxes of $826,000 for the three months ended September 30, 2000 compared to $1,171,000 for the same period of 1999, a decrease of $345,000 or 29%.

         GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. We continually review the overall operational aspects at GHC and adjust floor layout and/or change our amenities in order to attempt to enhance GHC's operations. Our market strategy, similar to that at The Lodge, is to focus on GHC's existing customer base while we try to develop marketing programs that increase new customer visits. Like The Lodge, our goal for 2000 has been to continue to build on the gaming product we offer at GHC and to remain competitive with the new and increased competition in Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CORPORATE RESULTS OF OPERATIONS--FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Generally, our corporate operations are not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

NET REVENUES

         Net revenues generated at our corporate level (after eliminating inter-company transactions) is primarily derived from interest earned on our corporate cash balances. Interest income totaled $6,000 for the three months ended September 30, 2000 compared to $4,000 for the same period of 1999.

 COSTS AND EXPENSES

         Our costs and expenses totaled $627,000 for the three months ended September 30, 2000 compared to $474,000 for the same period of 1999. The increase of $153,000 or 32% is due primarily to the write-off of $101,000 of costs incurred in the pursuit of potential new gaming projects and opportunities, and compensation costs totaling $54,000. These increases were offset by a decrease in other net expenses of $2,000.

NET CORPORATE OVERHEAD

         When our corporate costs and expenses are subtracted from our net revenues, the result is net corporate overhead of $622,000 for the three months ended September 30, 2000 compared to $470,000 for the same period of 1999. As a result of the increase in our net corporate overhead of $152,000 or 32% for the three months ended September 30, 2000 compared to the same period of 1999 our consolidated EBITDA has decreased.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $3,000 for the three months ended September 30, 2000 as compared to $2,000 for the three months ended September 30, 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS--FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         We generated net revenues of $66,751,000 during the nine months ended September 30, 2000 compared to $64,449,000 for the same period of 1999. The increase in net revenues of $2,302,000 or 4% is the result of an increase in revenues at The Lodge of $3,592,000 offset by a decrease in revenues at GHC of $1,291,000 and an increase in other net revenues of $1,000.

         The primary reason for our increased net revenues for the nine months ended September 30, 2000 over the same period of 1999 was due to a 23% increase in gaming revenues in the Black Hawk market. We attribute the increased gaming revenues in the Black Hawk market to the development of newer, larger, "themed" casinos that offer customers a greater variety of amenities, similar to those provided by The Lodge.

COSTS AND EXPENSES

         Our total costs and expenses were $51,038,000 for the nine months ended September 30, 2000 compared to $50,174,000 for the same period of 1999. The overall increase of $864,000 or 2% was the result of increases in labor costs of $652,000, slot participation expense of $676,000, marketing related costs (excluding bussing) of $1,066,000, and corporate overhead of $44,000. Increased costs and expenses were offset by reductions in gaming taxes of $96,000, bus program costs of $1,379,000, food and beverage cost of sales of $94,000, and other net expenses of $5,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $15,713,000 for the nine months ended September 30, 2000 compared to $14,275,000 for the same period of 1999. The increase of $1,438,000 or 10% is generally the result of the factors discussed above. Our EBITDA and Minority Interest margin (EBITDA and Minority Interest divided by our net revenues) was 24% for the nine months ended September 30, 2000 compared to 22% for the same period of 1999.

INTEREST EXPENSE

         We had interest expense totaling $2,610,000 during the nine months ended September 30, 2000 compared to $3,253,000 for the same period of 1999. The decrease of $643,000 or 20% is primarily the result of paying down our debt by approximately $10,600,000 at various times since September 30, 1999.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization of $3,690,000 for the nine months ended September 30, 2000 compared to $3,682,000 for the same period of 1999. The increase of $8,000 or less than 1%, is generally due to the net increase in our depreciable assets. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS--FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

MINORITY INTEREST

         Minority Interest for the nine months ended September 30, 2000 totaled $1,844,000 compared to $1,243,000 for the same period of the prior year. Minority Interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the nine months ended September 30, 2000 and 1999 resulted in income tax expense of $2,725,000 and $2,155,000. The tax characteristics of the individual components of our income before income taxes determine our overall effective tax rate. Assuming profitability at our current levels, we would expect our effective income tax rate to remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $4,844,000 for the nine months ended September 30, 2000 compared to $3,942,000 for the same period of 1999, an increase in net income of $902,000 or 23%.

EARNINGS PER SHARE

         We reported basic earnings per share for the nine months ended September 30, 2000 and 1999 of $1.18 and $.96, respectively and diluted earnings per share for the same periods of $1.17 and $.94, respectively. The increase in basic and diluted earnings per share of $.22 or 23% and $.23 or 24%, respectively, is the result of increased profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

THE LODGE RESULTS OF OPERATIONS--FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         The Lodge generated net revenues of $47,816,000 during the nine months ended September 30, 2000 compared to $44,224,000 for the same period of 1999. The increase in our net revenues at The Lodge of $3,592,000 or 8% is primarily due to an increase in casino revenues of $3,559,000 or 9% in addition to a net increase in other combined net revenues of $33,000. We believe the primary reason for our increased net revenues is due to a 23% increase in gaming revenues in the Black Hawk market, which is generally attributable to the opening of larger and newer gaming facilities, such as The Lodge.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $34,791,000 during the nine months ended September 30, 2000 compared to $33,300,000 for the same period of 1999. The overall increase of $1,491,000 or 4% is due to increases in labor costs of $639,000, slot participation expense of $408,000, gaming taxes of $509,000, marketing costs (excluding bussing) of $870,000. Increased expenses were offset by a reduction in bus program costs of $767,000, food and beverage cost of sales of $133,000 and other net expenses of $35,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $13,025,000 for the nine months ended September 30, 2000 compared to $10,924,000 for the same period of 1999. The increase in EBITDA of $2,101,000 or 19% is primarily the result of increased casino revenues offset by the increase in related expenses.

INTEREST EXPENSE

         Interest expense at The Lodge was $1,992,000 for the nine months ended September 30, 2000 compared to $2,399,000 for the same period of 1999. The decrease of $407,000 or 17% is primarily the result of paying down our Lodge debt levels by approximately $7,400,000 at various times since September 30, 1999.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of The Lodge totaled $2,535,000 for the nine months ended September 30, 2000 compared to $2,388,000 for the same period of 1999. The increase of $147,000 or 6% is generally due to an increase in depreciable assets.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before Minority Interest) of $8,498,000 for the nine months ended September 30, 2000 compared to $6,137,000 for the same period of 1999, an increase of $2,361,000 or 38%.

         As previously stated, The Lodge competed successfully with the new casinos in Black Hawk during the nine months ended September 30, 2000. However, we can give no assurance that The Lodge will be successful in the future at maintaining this level of performance. We continually review the overall operational aspects of The Lodge and will modify our operations, when and if necessary, in an attempt to remain competitive and maintain our gaming market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we try to develop marketing programs that increase new customer visits. Our goal for 2000 has been to continue to enhance the overall product and services we offer at The Lodge in order to be responsive to the new and increased competition in Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

GILPIN HOTEL CASINO RESULTS OF OPERATIONS--FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         GHC generated net revenues of $18,919,000 during the nine months ended September 30, 2000 compared to $20,210,000 for the same period of 1999. The decrease in the net revenues at GHC of $1,291,000 or 6% is primarily due to a decrease in casino revenues of $1,285,000 in addition to a net decrease in other combined net revenues of $6,000. We believe the primary reasons for our decrease in net revenues at GHC is attributable to the reduction of bussing programs as well as the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $14,615,000 during the nine months ended September 30, 2000 compared to $15,286,000 for the same period of 1999. The overall decrease of $671,000 or 4% is due to a decrease in gaming taxes of $605,000, and bus program costs of $612,000. The overall decrease in expenses was offset by increases in labor costs of $13,000, food and beverage cost of sales of $39,000, slot participation expense of $268,000, marketing related costs (excluding bussing) of $196,000, and other net expenses of $30,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $4,304,000 for the nine months ended September 30, 2000 compared to $4,925,000 for the same period of 1999. The decrease in EBITDA of $621,000 or 13% is primarily the result of a decrease in net revenue at GHC partially offset by a decrease in gaming taxes and marketing costs.

INTEREST EXPENSE

         Interest expense at GHC was $618,000 for the nine months ended September 30, 2000 compared to $854,000 for the same period of 1999. The decrease of $236,000 or 28% is the result of paying down our GHC debt levels by approximately $3,200,000 at various times since September 30, 1999 as well as refinancing GHC's fixed rate revolving credit facility with a variable rate reducing and revolving credit facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of GHC totaled $1,148,000 for the nine months ended September 30, 2000 compared to $1,288,000 for the same period of 1999. The decrease of $140,000 or 11% is generally due to fully depreciated assets associated with the 1994 GHC expansion.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, GHC generated income before income taxes of $2,538,000 for the nine months ended September 30, 2000 compared to $2,782,000 for the same period of 1999, a decrease of $244,000 or 9%.

         As stated in the three-month comparisons, GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. We continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to attempt to enhance GHC's operations. Our market strategy, similar to that at The Lodge, is to focus on GHC's existing customer base while we try to develop marketing programs that increase new customer visits. Like the Lodge, our goal for 2000 has been to continue to build on the gaming product and services we offer at GHC and to remain competitive with the new and increased competition in Black Hawk.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

CORPORATE RESULTS OF OPERATIONS--FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET REVENUES

         Net revenues generated at our corporate level (after eliminating inter-company transactions) are primarily derived from interest earned on our corporate cash balances. Interest income totaled $10,000 for the nine months ended September 30, 2000 compared to $11,000 for the same period of 1999.

COSTS AND EXPENSES

         Our costs and expenses totaled $1,632,000 for the nine-months ended September 30, 2000 compared to $1,588,000 for the same period of 1999. The increase of $44,000 or 3% is primarily due to increases in consulting, compensation, and benefit costs of $193,000, travel costs of $41,000, insurance costs of $31,000, and the write-off of $101,000 of costs incurred in the pursuit of potential new gaming projects and opportunities. These increase in costs were offset by a decrease in legal expenses and claims of $324,000. The significant reduction in legal expenses and claims in 2000 is due to an arbitration award paid during the second quarter of 1999.

NET CORPORATE OVERHEAD

         When our corporate costs and expenses are subtracted from our net revenues, the result is net corporate overhead of $1,615,000 for the nine months ended September 30, 2000 compared to $1,573,000 for the same period of 1999. The increase in our net corporate overhead of $42,000 or 3% decreases our consolidated EBITDA.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $7,000 and $6,000 for the nine months ended September 30, 2000 and 1999 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $9,547,000 during the nine-months ended September 30, 2000 compared to net cash provided by operating activities of $9,115,000 for the same period of 1999.

         Net cash used in investing activities for the nine-months ended September 30, 2000 was $2,355,000. These uses of funds included payments for equipment additions to our casinos of $1,390,000 and acquisition costs related to the Gold Dust West of $1,036,000 (which amount includes a $500,000 earnest money deposit, $300,000 paid to the Nevada Gaming Control Board as a down payment for our licensing costs, and other costs and expenses, primarily legal totaling approximately $236,000). These uses of funds were partially offset by the proceeds from the sale of equipment totaling $78,000. Net cash used in investing activities for the nine-months ended September 30, 1999 was $3,390,000. These uses of funds included payments for equipment purchases and additions to our casinos totaling $3,838,000 and other investing activities of $1,000 and were partially offset by the proceeds from the sale of equipment totaling $69,000 and proceeds from the City of Black Hawk for its share of public improvements totaling $380,000.

         The net cash used in financing activities during the nine-months ended September 30, 2000 totaled $8,485,000. These uses of funds included payments on bonds totaling $175,000, payments on long-term debt of $7,302,000 and distributions to the Minority Interest owner of The Lodge totaling $1,111,000 and were partially offset by other financing activities of $103,000. The net cash used in our financing activities during the nine-months ended September 30, 1999 totaled $6,536,000. The sources of cash we generated in financing our activities included proceeds from bonds issued by the Business Improvement District of $6,000,000, borrowings against GHC's revolving line of credit of $6,573,000, proceeds from a syndicated bank loan of $47,941,000 and other proceeds of $139,000. These various sources of cash were reduced by payments of $10,070,000 against our debt, payments against GHC's revolving line of credit of $8,874,000, payments to retire GHC's revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000, payments to refinance debt of $2,222,000 and distributions to the Minority Interest owner of The Lodge of $999,000.

         As of September 30, 2000 the Company had working capital of approximately $587,000 compared to $819,000 at December 31, 1999.

         In March 1999, The Lodge closed on bond financing with the Black Hawk Business Improvement District, which is a quasi-municipal corporation and political subdivision of the State of Colorado, organized for the purpose, among others, of providing financing for public improvements and services primarily benefiting the commercial properties within the District. The Bonds were issued in two series with an aggregate principal amount of $6,000,000. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the City of Black Hawk and The Lodge. The proceeds from the sale of the Bonds were used to pay down existing debt at The Lodge. The Bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

In April 1999, the Company closed financing, with a bank syndication group led by Wells Fargo Bank, ("Wells Fargo"). Some of the more important terms of the Credit Agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $65 million ($45,286,000 was drawn at closing to pay existing debt at The Lodge totaling $32,508,000 and $12,778,000 was disbursed to pay existing debt at GHC); (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities;
(iii) the facility bears interest which is based on either the prime rate as published by Wells Fargo or the London Interbank Offering Rate ("LIBOR") each of which is added to an applicable margin based on financial ratios maintained by the Company (all of which resulted in a total interest cost of approximately 9% at September 30, 2000); (iv) the scheduled reductions in the availability of the commitment will be made on a quarterly basis and commenced on July 1, 2000 (the first four quarterly reductions in availability are $1,300,000, the next four quarterly reductions in availability will be $2,275,000 and the following four quarterly reductions in availability will be $3,250,000 until January 1, 2003 when the outstanding balance of the facility will be due); (v) the Credit Agreement contains a number of affirmative and negative covenants which, among other things, require the Company to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and
(vi) substantially all of the assets of the Company, Gilpin Hotel Venture, GVI and The Lodge Casino are pledged as security for repayment of the credit facility. The Credit Agreement also contains customary events of default provisions.

         During the third quarter of 2000, the Company began negotiations with Wells Fargo as the bank syndication agent, to refinance and extend the scheduled quarterly reductions in availability of the loan commitment by at least a year and to increase the commitment from $65 million to $75 or $80 million. While the approval of this refinance and increase in the commitment is not crucial to the acquisition of the Gold Dust West Casino (discussed below), the Company is seeking the increased flexibility within its existing credit facility to allow for a smooth transition into the operations of the Gold Dust West Casino as well as to allow the Company to have availability to additional sources of funds for future opportunities and corporate uses as they arise.

GOLD DUST WEST CASINO ACQUISITION

         On January 7, 2000 the Company entered into an agreement to purchase the assets and operating business of a casino and motel located in Reno, Nevada known as the Gold Dust West. The purchase price is $26,500,000 and closing is anticipated to take place after we obtain Nevada gaming approvals, which include licensing of the Company and certain of our officers and directors. We are hopeful that the Company will obtain its Nevada gaming license in December 2000. Other conditions to closing require the Gold Dust West Casino to achieve at least $5,100,000 of EBITDA for the trailing 12-month period ending 30 days prior to the closing date. As of September 2000, the Gold Dust West Casino is on an EBITDA run-rate that presently appears to meet and exceed the minimum.

         We believe our current working capital position; earnings from our existing operations and the remaining availability from our revolving credit facility are sufficient to meet our short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. It is our intention to fund the Gold Dust West Casino acquisition out of our existing or revised reducing revolving credit facility and cash flow generated from operations during the licensing and due diligence process. However, any significant development of other projects by us may require additional financing, other joint venture partners, or both.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $32 million at September 30, 2000. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

         At September 30, 2000 we had hedged our exposure to interest rate risk by participating in an interest rate swap, under which we receive a variable rate interest payment and pay a fixed interest rate payment on a notional amount of $35 million.

PART II - OTHER INFORMATION

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


                              Black Hawk Gaming & Development Company, Inc. Registrant



Date: November 8, 2000        By:  /s/ Jeffrey P. Jacobs
                                   ---------------------
                                   Jeffrey P. Jacobs, Chairman of the Board
                                   of Directors and Chief Executive Officer



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