Form 10-K405
period 2000-12-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2001-03-29
CIK 896495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                           Commission File No. 0-21736

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Colorado                              84-1158484
 ------------------------------------    ---------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

               Box 21, 240 Main Street, Black Hawk, Colorado 80422
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (303) 582-1117
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None.
           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] _____ No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 9, 2001, was approximately $20,840,000 based upon the reported closing sale price of such shares on the NASDAQ National Market System on that date. As of March 9, 2001, there were 4,126,757 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                             See Item 14(c) herein.

                     The exhibit index appears on page E-1.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                         2000 Annual Report on Form 10-K

                                Table of Contents

Item                        Description                                          Page
----                        -----------                                          ----
Item 1.  Business..................................................................1

Item 2.  Properties...............................................................21

Item 3.  Legal Proceedings........................................................22

Item 4.  Submission of Matters to a Vote of Security Holders......................25

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters......................................................26

Item 6.  Selected Financial Data..................................................27

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................................28

Item 7A. Quantitative and Qualitative Disclosure About Market Risk................47

Item 8.  Financial Statements and Supplementary Data..............................48

Item 9.  Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure...................................48

Item 10. Directors and Executive Officers of the Registrant.......................49

Item 11. Executive Compensation...................................................53

Item 12. Security Ownership of Certain Beneficial Owners and Management...........60

Item 13. Certain Relationships and Related Transactions...........................62

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..........63


Item 1.           Business.
------            --------

GENERAL.

         We are an owner, developer and operator of two gaming properties in Black Hawk, Colorado and an owner and operator of one gaming property in Reno, Nevada. We own the Gilpin Hotel Casino which we developed and have operated since 1992. Along with our strategic partner, Jacobs Entertainment Ltd., we developed and co-manage The Lodge Casino at Black Hawk, a hotel/casino/parking complex completed in the second quarter of 1998. We own, through a limited liability company, a 75% interest in The Lodge Casino and affiliates of Jacobs Entertainment own 25%. On January 4, 2001, we closed the purchase of the Gold Dust West Casino in Reno, Nevada which we now operate through a wholly owned Nevada subsidiary, Gold Dust West Casino, Inc. The Gilpin Hotel Casino and The Lodge Casino are sometimes referred to as the "Colorado Casinos."

         Casino gaming in Colorado is restricted to the three towns of Black Hawk, Central City and Cripple Creek and two Native American gaming facilities located in the southwest corner of the state. The Black Hawk market primarily attracts drive-in or "day trip" customers from such key population centers as Denver, Boulder, Fort Collins and Golden, Colorado and Cheyenne, Wyoming which are located within a 100-mile radius of Black Hawk. The population within this radius has experienced steady growth from approximately 2.8 million people in 1990 to 3.5 million in 2000. We estimate that about 70% of the Colorado Casinos' gaming customers come from the greater Denver metropolitan area. The Denver metropolitan population base is projected to increase steadily through 2015. Adjusted gross proceeds (as defined below) from gaming in the Black Hawk market have grown from $56 million in 1992, the first full year of gaming operations, to $434 million in 2000, a compounded growth rate of 29% per year. Adjusted gross proceeds in this market for 2000 were up $79 million or 22% over 1999. Since 1992, the number of gaming devices in the Black Hawk market has grown from about 500 devices at the beginning of 1992 to 8,398 devices at the end of 2000. According to the Colorado Gaming Commission, the Colorado gaming industry's adjusted gross proceeds have grown from approximately $180 million in 1992 to $632 million in 2000, which was up 14% from 1999.

         At present, Black Hawk has no significant lodging facilities other than those offered by The Lodge and the Isle of Capri which completed construction of a 237 room hotel at its Black Hawk casino in mid-2000. A property called the Hyatt Project is under development and has announced that it will open in the fourth quarter of 2001 however, it will offer no hotel rooms upon opening. It has announced plans for approximately 300 hotel rooms at some time in the future.

         The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in

Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and more convenient free parking for patrons.

         On January 7, 2000, we contracted to purchase the assets of a casino and motel business in Reno, Nevada known as the Gold Dust West Casino for $26.5 million. After receiving the requisite gaming licenses and approvals from the Nevada State Gaming Control Board and the Nevada Gaming Commission in December 2000, we closed the acquisition of the Gold Dust West Casino on January 4, 2001.

         The Gold Dust West Casino is located on approximately 4.6 acres, a few blocks west of Reno's downtown gaming district. The casino has been successful in catering to the "locals" market for the past 22 years and has about 17,500 square feet of gaming space, currently accommodating about 500 slot machines. The Gold Dust West Casino also offers the Wildwood Restaurant, a 6,600 square foot dining facility and 106 motel rooms. The property is included within the Central Downtown Gaming District corridor.

         The Reno/Sparks, Nevada market area generated approximately $1.140 billion of gaming revenues in the year ended December 31, 2000, up from $1.075 billion of gaming revenues in 1999. There were approximately 36 casinos in the Reno/Sparks market area at December 31, 2000.

         Our corporate strategy focuses on increasing revenues and earnings through efforts that are designed to increase our market share and enhance our operational efficiencies, as well as to participate in other gaming jurisdictions as a manager or owner of casino properties.

RECENT EVENTS.

         On February 26, 2001, Jeffrey P. Jacobs, our Chairman of the Board and Chief Executive Officer, who beneficially owns approximately one third of our outstanding common stock, offered to purchase all of the remaining shares for a cash price of $11.00 per share. The Board determined to consider Mr. Jacobs' offer and appointed a Special Committee to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs. The Special Committee has announced the retention of legal counsel and a financial advisor.

         Consummation of the transaction is subject to various conditions, including the negotiation and execution of a definitive agreement, approval by our Board of Directors and shareholders, the obtaining of various regulatory approvals, and Mr. Jacobs' ability to obtain financing necessary for the transaction.

         Shortly after the announcement of Mr. Jacobs' offer, two lawsuits were filed against us and our directors. See Item 3 below.

GENERAL GAMING INFORMATION.

         The following table presents certain historical information obtained from the Colorado Gaming Commission. A reader should not infer that this information is any indication of what future Colorado gaming revenues or our gaming revenues may be.

                                               Average                                       Average
                               Adjusted          AGP             Average      Average          AGP
                                 Gross           Per            Number of    Number of      Per Device
State of Colorado(1)          Proceeds(3)      Casino(4)        Casinos(5)   Devices(6)       Per Day
--------------------          -----------      ---------        ----------   ----------     ------------

Calendar
 Year
--------
1991(2)                    $   23,129,000   $    965,000            24         2,166           $118
1992                          179,984,000      3,327,000            56         7,814             63
1993                          259,879,000      4,025,000            65        10,619             67
1994                          325,685,000      5,442,000            60        11,575             77
1995                          384,343,000      6,661,000            58        12,665             83
1996                          410,565,000      7,203,000            57        12,872             87
1997                          430,650,000      7,975,000            52        13,361             88
1998                          479,200,000      9,695,000            49        13,626             99
1999                          551,300,000     11,485,000            48        13,776            110
2000                          631,800,000     14,040,000            45        14,580            118

                                               Average                                       Average
                              Adjusted           AGP             Average      Average          AGP
                                 Gross           Per            Number of    Number of      Per Device
City of Black Hawk(1)        Proceeds(3)       Casino(4)        Casinos(5)   Devices(6)       Per Day
------------------           -----------       ---------        ----------   ----------     ------------

Calendar
 Year
--------
1991(2)                      $  6,561,000    $ 1,640,000             4           448           $162
1992                           56,201,000      4,223,000            14         2,033             75
1993                          112,140,000      5,303,000            21         3,658             84
1994                          173,703,000      8,635,000            20         4,563            104
1995                          195,856,000     10,171,000            19         4,848            111
1996                          220,200,000     11,589,000            19         5,176            117
1997                          234,631,000     12,295,000            19         5,417            119
1998                          272,008,000     15,326,000            18         5,864            129
1999                          354,900,000     18,679,000            19         7,129            136
2000                          433,700,000     22,826,000            19         8,398            141

                               GILPIN HOTEL CASINO

         We commenced gaming operations through our joint venture in the Gilpin Hotel Casino on October 1, 1992. Information concerning the casino follows:

                                                                                 Average
                                 Adjusted              Average                     AGP
Calendar                          Gross               Number of                 Per Device
    Year                        Proceeds(3)            Devices                   Per Day
-----------                     -----------          ------------              ------------

   1992  (from October 1)       $  2,927,000              293                       $110
   1993                           25,060,000              286                        240
   1994                           28,036,000              286                        269
   1995                           28,051,000              499  (7)                   154
   1996                           26,783,000              488                        150
   1997                           28,322,000              497                        156
   1998                           28,938,000              485                        163
   1999                           25,853,000              464                        153
   2000                           23,887,000              458                        143

                                THE LODGE CASINO

         The Lodge Casino commenced gaming operations on June 24, 1998. Information concerning the casino follows:

                                                                                 Average
                                 Adjusted               Average                    AGP
Calendar                           Gross               Number of                Per Device
    Year                        Proceeds(3)             Devices                  Per Day
-----------                     -----------            ----------               ----------

1998 (from June 24)             $27,781,000               829                       $176
1999                             56,120,000               880                        175
2000                             58,156,000               903                        176

                              GOLD DUST WEST CASINO

         We have been operating the Gold Dust West Casino since January 5, 2001. Information concerning the casino's operations in the calendar year 2000 was as follows:

                                                                                 Average
                                 Adjusted               Average                    AGP
Calendar                          Gross                Number of                Per Device
    Year                        Proceeds(3)             Devices                   Per Day
-----------                     -----------            ---------                -----------

   2000                         $17,262,000               500                        $95



------------------

(1) Limited stakes gaming totals for Colorado include Black Hawk, Central City and Cripple Creek and commenced October 1, 1991.
(2) Limited stakes gaming began in October 1991; thus the 1991 results reflect gaming activities from October through December.
(3) Adjusted gross proceeds is most easily defined as the casino win which is the amount of money wagered less the amount paid out in prizes.
(4) Adjusted gross proceeds divided by the number of reporting licenses (averaged on a monthly basis).
(5) Represents average number of licensees reporting adjusted gross proceeds.
(6) Represents average number of slot machines and table games reported by licensees for the calendar year.
(7) Includes expansion of the Gilpin Hotel Casino completed in January 1995.

         EMPLOYEES. The Gilpin Hotel Casino employs approximately 250 full-time persons, The Lodge Casino employs approximately 500 full-time persons and the Gold Dust West Casino employs approximately 225 persons. Employees include cashiers, dealers, food and beverage service personnel, facilities maintenance, security, valet, accounting, marketing, and personnel services. A manual has been provided to each of our employees which emphasizes our philosophy of customer service as our number one goal. No labor unions represent any employee group. A standard package of employee benefits is provided to full-time employees along with training and job advancement opportunities. Relations with employees are deemed by management to be good. The gaming labor market is extremely tight in Colorado and will become more so with the opening of new casinos in Black Hawk. As a result, wages, salaries and employee benefits are increasing. We compete for employees based on our work atmosphere, competitive wages and fringe benefits.

         LOCATION AND PARKING. The scarcity of convenient parking facilities has been a problem in Black Hawk and Central City since legalized gaming began. In the last two years, several competitors have developed and have installed self parking garages or arranged for convenient parking in or near their casinos which has diminished part of the competitive advantage which we previously enjoyed. Presently, we have parking availability for approximately 600 cars at The Lodge Casino and 200 cars at the Gilpin Hotel Casino. At the Gold Dust West Casino in Reno, we have open air parking for 277 cars.

         EMPHASIS ON SLOT PLAY. We emphasize slot machine play at all three of our casinos, which we believe to be the fastest growing and most profitable segment of the casino entertainment business. The increasing popularity of slot machines is due, in part, to the continuing rapid technological development that is resulting in the replacement of mechanical devices with advanced interactive electronic games. These newer games offer greater variety, higher payouts and longer periods of play for the casino entertainment dollar relative to simple mechanical devices. Subject to the availability of financing, as to which there can be no assurance, we intend to continue investing in state-of-the-art machines and related equipment and systems, and to continue replacing older models with the most current product offerings in an effort to maximize revenue.

         GAMING EQUIPMENT. The Lodge Casino presently has 854 slot machines and 26 table games. The Gilpin Hotel Casino operates with 455 slot machines and 9 table games. The Gold Dust West Casino has 500 slot machines and no table games. Space is leased in the Gold Dust West Casino to an unaffiliated party, for $1 per year, which is used as a sports book. Management believes that offering the sports book results in some increased slot machine activity. Included in the mix of gaming devices at all three casinos are poker machines, keno machines, and a series of progressive payoffs on nickel, quarter, and dollar slot machines. The maximum wager under state law in Colorado is $5.00 per play; in Nevada the amounts wagered are limited only by rules of individual casinos. We believe that all three casinos have a competitive mix of machines based on the current popularity of the types of play which casinos have been receiving in their respective gaming areas.

         OPERATIONAL CONTROLS. The Colorado and Nevada Gaming Commissions have established strict rules with regard to the supervision and control of all gaming activities, including security and cash control systems. We employ a full-time compliance officer who reports directly to our senior management. The compliance officer's job is to ensure our casinos comply with the internal control procedures as established by the Colorado and Nevada gaming authorities. We employ these internal controls and paperwork systems to insure compliance with applicable regulations. We employ a controller who is responsible for all internal operational accounting matters.

         There are approximately 260 video cameras in the Gilpin Hotel Casino, 355 in The Lodge Casino and 96 in the Gold Dust West Casino, with taping devices in place to record gaming and other activities at all times. These tapes and live action play are monitored and reviewed by our security personnel and authorized gaming employees and regulators to insure the integrity of our gaming operations.

         SUPPORT SYSTEMS. Our Colorado Casinos utilize computerized slot data tracking systems which allow us to track individual play, payouts, and develop mailing lists for special events, contest play and promotions. The systems also provide us with a variety of other useful marketing information. Computer based point of sale accounting and data tracking systems monitor the popularity of all food and beverage items and provides us control on food and beverage sales. We intend to implement a slot data tracking system in the Gold Dust West Casino in 2001.

         COMPETITION IN COLORADO. We believe the primary competitive factors in the Black Hawk market are location, availability and convenience of parking, number and types of slot machines and gaming tables, types and pricing of amenities, including food, name recognition, and overall atmosphere. We believe our Colorado Casinos generally compete favorably based on these factors.

         Competition in the Black Hawk gaming market, which is the primary gaming market in Colorado, is intense. Our Colorado Casinos are located in Black Hawk on opposite sides of Main Street. Due to their proximity, the casinos compete for some of the same customers from the Denver metropolitan area. Further, there were 17 other casinos operating in Black Hawk, 5 casinos operating in Central City and 18 casinos operating in Cripple Creek as of March 1, 2001. As of December 31, 2000, there were 8,398 gaming devices (slot machines, blackjack and poker tables) in Black Hawk. Large, well financed companies may enter the Black Hawk and other Colorado markets through the purchase and/or expansion of existing facilities which could have a material adverse effect on our consolidated results of operations and financial position in fiscal 2001 and in the future.

         Our Colorado Casinos have a total of 800 parking spaces. Among our competitors, the Isle of Capri has 1,100 parking spaces (many of which are self parking), the Riviera has 550, the Mardi Gras has 750, Colorado Central Station has 700, Fitzgerald's has 500 and the Canyon Casino has 400 parking spaces. We have 50 hotel rooms and the Isle of Capri has 237 rooms. The Hyatt Project, currently under construction and scheduled for completion in the fourth quarter of 2001, reportedly will offer 300 hotel rooms at some time in the future.

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

         The Black Hawk Business Improvement District ("BID") has contracted to provide lighting along seven miles of State Highway 119, through the canyon leading to Black Hawk. This project should be completed by the second quarter of 2001. The BID has also recently undertaken a study to determine the feasibility of an access route to State Highway 119 by tunnel from Interstate 70.

         The casinos in Cripple Creek, located a driving distance of 110 miles to the south of the Black Hawk market, and two native American casinos located in the southwestern corner of the state, constitute the only other casino gaming venues in the state of Colorado. We believe that Cripple Creek, located 45 miles west of Colorado Springs, provides limited competition to the Black Hawk market. We also compete with other forms of gaming including the Colorado lottery, bingo and horse and dog racing, among others, and we compete generally with other forms of entertainment.

         Any expansion of limited gaming within Colorado but outside of Native American lands will require the approval, by statewide majority vote, of an amendment to the Colorado Constitution. The six initiatives to expand gaming to other locales in the state which have appeared on ballots since 1992 have all been defeated by at least a 2-to-1 margin. In addition, bills have been introduced in the state legislature to authorize or expand gaming in Colorado in various forms, including, for example, the expansion of the state lottery by the use of video lottery terminals, which look and play much like slot machines, at horse and dog racing tracks. A proposal for expansion of gaming at horse and dog racing tracks was passed by the legislature but vetoed by the former Governor in 1997. The incumbent Governor has also stated his intention to veto such legislation should it reach his desk. There may be one or more bills to authorize video lottery terminals introduced in future legislative sessions, with substantial financial backing. In our opinion, video lottery, if legalized throughout Colorado, would have a material adverse impact on the gaming industry in Black Hawk. Other legislative proposals are also possible. Finally, expansion of other existing forms of gaming, such as bingo or pull tab machines in bingo establishments, could be approved by the state legislature or other regulatory authorities, which could adversely affect the amount of gaming which might otherwise occur within Black Hawk.

         Under the U.S. Indian Gaming Regulatory Act of 1988, various classes of gaming activities are lawful on Native American lands if the lands are located in a state that permits gaming for any purpose by any person. In addition to other conditions, the Act requires that gaming activities be conducted in conformance with a tribal-state compact entered into by the tribe with the state. The Director of the Colorado State Department of Revenue has executed agreements allowing for limited stakes gaming with the Ute Mountain Ute Tribe and the

Southern Ute Tribe. We cannot give any assurance that these agreements will continue to provide for gaming limitations in the future. Unlike casinos operating in Black Hawk, Central City and Cripple Creek, casinos operating within the reservations are not subject to the taxes imposed by the Colorado Gaming Commission, and may be operated 24-hours a day. The reservations are located in the southwestern portion of Colorado, approximately 250 miles from Black Hawk.

         In addition to competing with other gaming facilities in Colorado as described above, we compete to a lesser degree, for both customers and potential future gaming sites, with gaming companies nationwide, including casinos in Nevada and several other states, and casinos on Native American lands in several states, many of which have substantially greater financial resources and experience in the gaming business. The expansion of legalized casino gaming to new jurisdictions throughout the United States may also affect competitive conditions.

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

         COMPETITION IN RENO, NEVADA. The Gold Dust West Casino encounters strong competition from large hotel and casino facilities and smaller casinos similar in size to the Gold Dust West Casino in the Reno area, which includes Sparks, Nevada. There is also competition from gaming establishments in other towns and cities in Nevada and, to a lesser extent, other jurisdictions in the United States where gaming has been legalized (including Indian gaming establishments). There are approximately 36 licensed casinos in the Reno/Sparks area. In Reno we compete with these other properties principally on the basis of location and parking while also directly appealing to the "locals" market. Additional competition may come from the expansion or construction of other hotel and casino properties or the upgrading of other existing facilities in the Reno area.

         In addition, management believes that the introduction of casino gaming, or the expansion of presently conducted gaming activities (particularly at Indian establishments) in areas in or close to Nevada, such as California, Oregon, Washington, Arizona and western Canada, could have an adverse effect on operations at our Reno property and, depending on the nature, location and extent of such operations, such effect could be material.


         Our ability to maintain our competitive position in Reno will require the expenditure of sufficient funds for such items as updating slot machines to reflect changing technology, installing a slot player tracking system, periodic refurbishing of rooms and public service areas, and replacing obsolete equipment on an ongoing basis. Because we are highly leveraged we may lack financial flexibility and we may not be able to generate sufficient funds internally, therefore there can be no assurance that we will be able to complete needed capital improvements.

         GAMING REGULATION AND LICENSING IN COLORADO. The State of Colorado created the Colorado Division of Gaming within the Department of Revenue to license, implement, regulate and supervise the conduct of limited stakes gaming. The Division, under the supervision of the Gaming Commission, has been granted broad power to ensure compliance with Colorado law and regulations adopted thereunder (collectively, the "Colorado Regulations"). The Division may inspect, without notice, premises where gaming is being conducted; may seize, impound or remove any gaming device; may examine and copy all of a licensee's records; may investigate the background and conduct of licensees and their employees; and may bring disciplinary actions against licensees and their employees. The Division may also conduct detailed background checks of persons who loan money to or invest money in a licensee.

         It is illegal to operate a gaming facility without a license issued by the Gaming Commission. The Gaming Commission is empowered to issue five types of gaming and gaming related licenses. The licenses are revocable and non-transferable. Our failure or inability to maintain necessary gaming licenses would have a material adverse effect on our gaming operations.

         The Colorado Casinos were granted retail/operator licenses concurrently with their openings. The licenses are subject to continued satisfaction of suitability requirements. The current license for both Colorado Casinos expire on May 14, 2001. There can be no assurance that the Colorado Casinos can successfully renew their licenses in a timely manner from year to year.

         All persons employed by us who are involved, directly or indirectly, in gaming operations in Colorado also are required to obtain various forms of gaming licenses. Key licenses are issued to "key employees," which include any executive, employee or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of a licensee. At least one key license holder must be on the premises of each Colorado casino at all times that a casino is open for business. Messrs. Jacobs, Roark and Politano, among others, hold associated key licenses. All of our directors are required to become associated key licensees.

         The Gaming Commission closely regulates the suitability of persons owning or seeking to renew an interest in a gaming license or permit, and the suitability of a licensee or permittee can be adversely affected by persons associated with the licensee or permittee. Additionally, any person or entity having any direct interest in us or any casino directly or indirectly owned by us may be subject to administrative action, including personal history and background investigations. The actions of persons associated with us, such as our management or employees, could jeopardize any licenses held by us in Colorado, Nevada or elsewhere.

         As a general rule, under the Colorado Regulations, it is a criminal violation for any person to have a legal, beneficial, voting or equitable interest, or right to receive profits, in more than three retail/operator gaming licenses in Colorado. We have an interest in two such licenses. Any expansion opportunities that we may have in Colorado are limited to one more license. In addition, this limitation may affect the ability of certain persons to own our stock. Under the Colorado Regulations, an "interest" in a licensee excludes ownership of less than 5% of a publicly traded company such as us. A person or entity may not sell, lease, purchase, convey, acquire or pledge an interest in an entity licensed to conduct limited stakes gaming in Colorado without the prior approval of the Gaming Commission, except for a less than 5% interest in a publicly traded corporation.

         The Gaming Commission has the right to request information from any person directly or indirectly interested in, or employed by, a licensee, and to investigate the moral character, honesty, integrity, prior activities, criminal record, reputation, habits and associations of (i) all persons licensed pursuant to the Colorado Limited Gaming Act, (ii) all officers, directors and stockholders of a licensed privately held corporation, (iii) all officers, directors and stockholders holding either a five percent (5%) or greater interest or a controlling interest in a licensed publicly traded corporation,
(iv) any person who as agent, consultant, advisor or otherwise, exercises a significant influence upon the management or affairs of a publicly traded corporation, (v) all general partners and all limited partners of a licensed partnership, (vi) all persons which have a relationship similar to that of an officer, director or stockholder of a corporation (such as members and managers of a limited liability company), (vii) all persons supplying financing or loaning money to any licensee connected with the establishment or operation of limited gaming, and (viii) all persons having a contract, lease or ongoing financial or business arrangement with any licensee, where such contract, lease or arrangement relates to limited gaming operations, equipment, devices or premises.

         If the Gaming Commission determines that a person or entity is not suitable to own a direct or indirect voting interest in us, we may be sanctioned unless the person or entity disposes of its voting interest. Sanctions may include the loss of our casino licenses. In addition, the Colorado Regulations prohibit a licensee or any affiliate of a licensee from paying dividends, interest or other remuneration to any person found to be unsuitable, or recognizing the exercise of any voting rights by any person found to be unsuitable. The Colorado Regulations require an operating casino licensee to include in its corporate charter provisions which permit the repurchase of the voting interests of any person found to be unsuitable. Our Articles of Incorporation have been amended to include the required provisions.

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

         The Gaming Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Gaming Commission, 5% or more of the entire licensee. In any event, if the Gaming Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Gaming Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

         Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Gaming Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within 5 days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Gaming Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Gaming Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Gaming Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a person suitable to the Gaming Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

         Notification must be given to the Division of Gaming of the acquisition of direct or indirect beneficial ownership of:

     o 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions; or

     o 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons. Notification shall be made by persons acquiring these interests. Such persons are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Gaming Commission. Licensees must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more of a publicly traded corporation or the beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such securities.

         A qualifying person who is an institutional investor under Rule 4.5 and who individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities or 15% of the beneficial interest in a gaming licensee must apply to the Gaming Commission for a finding of suitability within 45 days after acquiring such interests.

         Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

         The Colorado Regulations also provide for exemption from the requirements for a finding of suitability when the Gaming Commission finds such action to be consistent with the purposes of the Colorado Gaming Control Act.

         Pursuant to Rule 4.5, persons found unsuitable by the Gaming Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Gaming Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Gaming Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

         Colorado casinos may operate only between 8:00 a.m. and 2:00 a.m., and may permit only individuals 21 years or older to gamble or consume alcohol in the casino. Slot machines, black jack, poker and other approved variations of those games and video poker are the only permitted games, with a maximum single wager of $5.00. Colorado casinos may not extend credit to gaming patrons. The Colorado Constitution and Regulations restrict the percentage of space a casino may use for gaming to 50% of any floor and 35% of the overall square footage of the building in which the casino is located. Effective July 1 of each year, Colorado establishes the gross gaming revenue tax rate for the ensuing twelve months. Under the Colorado Constitution, the rate can be increased to as much as 40% of adjusted gross proceeds. Colorado has both raised and lowered gaming tax rates since they were initially set in 1991. Currently, the maximum gaming tax rate is 20%. See "Taxation" below.

         NEVADA REGULATION AND LICENSING--NEVADA. The ownership and operation of casino gaming facilities in Nevada, including our casino, Gold Dust West Casino, are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (the "Nevada Act") and to the licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and various local ordinances and regulations, including, without limitation, applicable city and county gaming and liquor licensing authorities (collectively, the "Nevada Gaming Authorities").

         The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and filing periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on our Nevada gaming operations.

         Gold Dust West Casino (the "Gaming Subsidiary"), our subsidiary that conducts gaming operations in Nevada, is required to be licensed by the Nevada Gaming Authorities. Gaming licenses require the periodic payment of fees and taxes and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and have been found suitable to own the stock of the Gaming Subsidiary which is a corporate licensee ("Corporate Licensee") under the terms of the Nevada Act. As a Registered Corporation, we are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or holder of an interest of, or receive any percentage of profits from a Corporate Licensee without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, the Gold Dust West Casino and our controlling persons, directors and certain officers have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Reno, Nevada. The following regulatory requirements are currently applicable to us.

         The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us or the Gaming Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Our officers, directors and certain key employees of the Gaming Subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in the gaming activities of the Gaming Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

         If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us or the Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us or the Gaming Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

         Both Black Hawk and the Gaming Subsidiary are required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. Substantially all of our material loans, leases, sales of securities and similar financing transactions and those of the Gaming Subsidiary must be reported to or approved by the Nevada Commission.

         If it were determined that the Nevada Act was violated by us or the Gaming Subsidiary, the registration or gaming licenses we hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Black Hawk, the Gaming Subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Gaming Subsidiary and, under certain circumstances, earnings generated during the supervisor's appointment (except for reasonable rental value of the casino) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of the gaming licenses of the Gaming Subsidiary or the appointment of a supervisor could (and revocation of any gaming license would) have a material adverse effect on our gaming operations, financial condition and results of operations.

         Any beneficial holder of our voting securities (or rights to acquire such securities), regardless of the number of shares owned, may be required to file an application, be investigated and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

         The Nevada Act requires any person who acquires beneficial ownership of more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada

Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of our voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations our, or any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information, including a list of beneficial owners. The applicant is required to pay all costs of investigation.

         Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we (i) pay that person any dividend or interest on our voting securities, (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pay remuneration in any form to that person for services rendered or otherwise, or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value. Additionally, the City of Reno has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee operating in Reno.

         The Nevada Commission may, in its discretion, require the holder of any of our debt or similar securities to file applications, be investigated and be found suitable to own our debt securities if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such securities, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we (i) pay to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognize any voting right by such unsuitable person in connection with our securities; (iii) pay the unsuitable person remuneration in any form; or (iv) make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

         We are required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that the securities are subject to the Nevada Act. To date, the Nevada Commission has not imposed such a requirement on us.

         We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. On December 21, 2000, the Nevada Commission granted to us prior approval to make public offerings for a period of one year, subject to certain conditions (the "Shelf Approval"). The Shelf Approval also applies to any affiliated company wholly owned by us (an "Affiliate"), which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for the Gaming Subsidiary to hypothecate its assets to secure the payment or performance of any obligations evidenced by a security issued by us or an Affiliate in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of the Gaming Subsidiary. The Shelf Approval, however, may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Gaming Control Board. The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

         Changes in control of Black Hawk through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and Nevada Commission on a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

         The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by us in response to a tender offer made directly to our stockholders for the purposes of acquiring control of us.

         License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. See "Taxation" below.

         Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who is or proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board for their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, foreign Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Such licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities or enter into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

         LIQUOR REGULATION. The sale of alcoholic beverages in Colorado is subject to licensing, control and regulation by certain Colorado state and local agencies (the "Liquor Agencies"). Subject to certain exceptions, all persons who directly or indirectly own 5% or more of a company or its casino must file applications with and are subject to investigation by the Liquor Agencies. The Liquor Agencies also may investigate persons who, directly or indirectly, loan money to liquor licensees. All liquor licenses are renewable, are revocable and are not transferable. The Liquor Agencies have broad powers to limit, condition, suspend or revoke any liquor license. Any disciplinary action by the Liquor Agencies or any failure to renew or other revocation of any of our liquor licenses would have a material adverse effect upon our operations and our Colorado Casinos.

         Under Colorado law, it is a criminal violation for any person or entity to own a direct or indirect interest in more than one type of alcoholic beverage license or more than three gaming tavern liquor licenses. Our Colorado Casinos have gaming tavern liquor licenses. Accordingly, our expansion and diversification opportunities in Colorado are limited by these licensing restrictions.

         The sale of alcoholic beverages in Reno, Nevada is subject to licensing, control and regulation by the City of Reno. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on the operations of the Gold Dust West Casino.

         TAXATION. Gaming operators in Colorado are subject to state and local taxes and fees in addition to ordinary federal and state income taxes. Black Hawk has imposed an annual license fee, currently $750, for each gaming device installed in a casino. In addition, Colorado has a gross gaming revenue tax (gross gaming revenue being generally defined as the total amount wagered less the total amount paid out in prizes and is also called "adjusted gross proceeds"). Currently, gaming tax rates are as follows:

                                                     Annual
     Tax as Percentage of                          Amount of
  Adjusted Gross Proceeds                    Adjusted Gross Proceeds
---------------------------                 --------------------------
            .25%                             $          0 -   2,000,000
              2%                                2,000,001 -   4,000,000
              4%                                4,000,001 -   5,000,000
             11%                                5,000,001 - 10,000,000
             16%                               10,000,001 - 15,000,000
             20%                               15,000,001 and above

Both of our Colorado Casinos are subject to the maximum rate. Neither the Constitution nor the gaming statutes require that gaming tax rates be graduated, as they currently are. Under the Colorado Constitution, the Colorado Gaming Commission could increase the top rate to as much as 40%. A more recent tax limitation amendment to the Colorado Constitution, however, states that neither the state nor any local government may increase a tax rate without an affirmative vote of the people; therefore, there is a question as to whether the Colorado Gaming Commission could constitutionally increase the state tax levied on gross gaming revenues without such a vote. The Colorado legislature rejected this argument after the top tax rate was increased to 20% in 1996, and no court was asked to rule on the applicability of the tax limitation amendment to gaming tax rates.


         In Nevada, license fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to Washoe County. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise. Presently the state tax in Nevada on adjusted gross revenue from gaming is 6.25%.

Item 2.                    Properties.
------                     ----------

         GILPIN HOTEL CASINO. The Gilpin Hotel Casino was our first casino project. The 37,000 square foot facility is located in the central Black Hawk gaming district. Originally built in the 1860s, the Gilpin Hotel is one of the oldest buildings in Colorado, however, we offer no hotel or lodging facilities on the property. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994.

         THE LODGE CASINO. The Lodge Casino, opened on June 24, 1998 and is also located in the central Black Hawk gaming district. The 250,000 square foot facility has approximately 50,000 square feet of casino space, 50 hotel rooms, three restaurants, four bars and parking for 600 cars. We have established a jointly owned entity with affiliates of Jacobs Entertainment Ltd. to develop, own and operate The Lodge Casino. We own 75% of this entity and affiliates of our Chairman and Chief Executive Officer own the remaining 25%.

         GOLD DUST WEST CASINO. The Gold Dust West Casino is located on approximately 4.6 acres a few blocks west of Reno's downtown gaming district. The Casino has catered to the "locals" market for the past 24 years and has about 17,500 square feet of gaming space, currently accommodating about 500 slot machines. The Gold Dust West Casino also offers the Wildwood Restaurant, a 6,600 square foot dining facility and 106 motel rooms. The property is included within the Central Downtown Gaming District corridor.

Item 3.           Legal Proceedings.
------            -----------------

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

         Along with us, the LLC and other LLC members were named as defendants in an action for trespass brought in late January 1998 by a plaintiff who claimed to have succeeded to rights of heirs of certain shareholders of a corporation which was dissolved under Colorado law in 1942. The action alleged that the long defunct corporation had certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino property. The defendants, including us, and certain title insurance companies entered into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the purported interests of the defunct corporation, if any. The trustee filed an action similar to that described above in September 1999 against the previous defendants, including us, containing essentially the same allegations as in the previous case. The present action seeks to quiet title in the plaintiff to the alleged reversionary strip and further seeks monetary and injunctive relief against us for trespass. The case is in its early stages. We filed an answer to the action and, although we intend to vigorously litigate the matter, we do not believe it will result in material liability to us, but we can give no assurance as to the ultimate outcome of the litigation.

         On February 27, 2001, we announced that we had received an offer from our largest shareholder, an affiliate of our Chairman and Chief Executive Officer, to purchase all shares not owned by it for $11 cash. Our Board determined to consider the offer and appointed a Special Committee to employ independent legal counsel and a financial advisor to assist it in analyzing the offer and negotiating with Mr. Jacobs.

         On February 27, 2001, a stockholder of Black Hawk filed a purported stockholder class action lawsuit against us and our directors in Colorado District Court for the County of Gilpin under the caption Joseph Brecher v. Timothy Knudsen, Robert H. Hughes, Jeffrey P. Jacobs, Stephen R. Roark, J. Patrick McDuff, Frank B. Day and Black Hawk Gaming & Development Company, Inc., Case No. 01CV13. The plaintiff alleges, among other things, that: (1) Mr. Jacobs, by reason of his substantial ownership of our outstanding shares, is in a position to ensure effectuation of the management led leveraged buy-out without regard to its fairness to our public stockholders; (2) Mr. Jacobs and his alleged allies on our Board are acting to force our public stockholders to relinquish their Black Hawk shares without an adequate process to ensure that these stockholders receive the highest price attainable under the circumstances for such shares;

(3) Mr. Jacobs has the power and is exercising his power to acquire Black Hawk's shares and dictate terms which are in Mr. Jacobs' best interest, without seriously exploring any other bids and regardless of the wishes or best interests of the class members or the intrinsic value of Black Hawk's stock; (4) any transaction to acquire Black Hawk at the price being considered does not represent the true value of Black Hawk and is unconscionable, unfair and grossly inadequate and constitutes unfair dealing; (5) the stock acquisition price that defendant Mr. Jacobs has offered and which constitutes the maximum he would agree to pay in a buy-out has been dictated by defendant Mr. Jacobs to serve his own interests, and is being crammed down by Mr. Jacobs to force our public stockholders to relinquish their Black Hawk shares at a grossly unfair price;
(6) because Mr. Jacobs is in possession of proprietary corporate information concerning our future financial prospects, the degree of knowledge and economic power between Mr. Jacobs and the class members is unequal, making it grossly and inherently unfair for Mr. Jacobs to obtain the remaining Black Hawk shares without an adequate process; (7) by using his domination and control as a means to force the consummation of the leveraged buy-out transaction, Mr. Jacobs is violating his duties as Black Hawk's principal shareholder; (8) defendants, acting in concert, are violating their fiduciary duties owed to the public shareholders of Black Hawk and are putting their own personal interests ahead of the interests of Black Hawk's public shareholders. The plaintiff seeks preliminary and permanent injunctive relief restraining the defendants from proceeding with the transaction and unspecified compensatory or recissory damages, and, if such transaction is consummated, rescinding the transaction, together with unspecified compensatory or recissory damages, and attorneys' fees and costs.

         On March 1, 2001, another purported class action lawsuit was filed in the Colorado District Court, County of Gilpin, under the caption Mary Bonsall v. Black Hawk Gaming & Development Co. [sic], Inc.; Jeffrey P. Jacobs; Stephen R. Roark; Frank B. Day; J. Patrick McDuff; Robert H. Hughes; Timothy Knudsen; and Stephen P. Owendoff, Case No. 01-CV-16. The allegations in this case essentially are: (1) defendant Jacobs has timed the proposal to freeze out Black Hawk's public shareholders in order to capture for himself Black Hawk's future potential without paying an adequate or fair price to Black Hawk's public shareholders; (2) defendant Jacobs timed the announcement of the proposed buyout to place an artificial lid on the market price of Black Hawk's stock so that the market would not reflect Black Hawk's improving potential, thereby purporting to justify an unreasonably low price; (3) defendant Jacobs has access to internal financial information about Black Hawk, its true value, expected increase in true value and the benefits of 100% ownership of Black Hawk to which plaintiff and the class members are not privy; that Jacobs is using such inside information to benefit himself and his affiliates in the transaction, to the detriment of Black Hawk's public stockholders; (4) defendant Jacobs has clear and material conflicts of interest and is acting to better his own interests at the expense of Black Hawk's public shareholders; (5) Jacobs and his affiliates have voting control of Black Hawk and control its proxy machinery and they have selected and elected all of Black Hawk's directors who are logically beholden to Jacobs for their offices and the valuable perquisites which they enjoy therefrom; (6) Jacobs, with the acquiescence of the directors of Black Hawk, is engaging in self-dealing and not acting in good faith toward plaintiff and the other members of the class; and (7) by reason of the foregoing, Jacobs and the other individual defendants have breached and are breaching their fiduciary duties to the members of the class. The plaintiff in this action also seeks preliminary and permanent injunctive relief restraining the defendants from proceeding with the transaction and, if such transaction is consummated, rescinding the transaction, together with unspecified compensatory or recissory damages, and attorneys' and experts' fees and costs.

         Our Board of Directors believes that it and the Special Committee it has appointed have met and will continue to meet their respective fiduciary obligations. We believe both suits are without merit and both will be vigorously contested, however, at this early stage, we are unable to predict whether we or any of our director co-defendants will ultimately be subject to any material loss or expense.

         Further, we are involved in routine litigation arising in the ordinary course of business. We believe these matters are covered by appropriate insurance policies or are not deemed material.

Item 4.           Submission of Matters to a Vote of Security Holders.
------            ---------------------------------------------------

         No matter was submitted to our shareholders during the fourth quarter of the fiscal year covered by this Report to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

         MARKET. Our common stock is quoted on the Nasdaq National Market under the symbol "BHWK." The following table sets forth for the calendar periods indicated the high and low closing sales prices of our common stock as reported on the Nasdaq National Market:

      1999                              High                     Low
      ----                              ----                     ---
First Quarter                        $ 8.50                    $ 5.70
Second Quarter                         8.75                      5.25
Third Quarter                          7.88                      5.00
Fourth Quarter                         8.00                      5.06


     2000                             High                       Low
     ----                             ----                       ---
First Quarter                        $ 7.00                    $ 5.38
Second Quarter                         7.25                      5.63
Third Quarter                          7.13                      6.00
Fourth Quarter                         7.06                      6.00


         On March 9, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $9.13 per share. As of March 9, 2001, there were approximately 250 holders of record of our common stock and we estimate, based upon information provided by brokers, that we have approximately 1,000 beneficial owners of our common stock.

         DIVIDENDS. We have not paid or declared cash distributions or dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We intend to follow a policy of retaining any earnings either to repay borrowings, to finance future growth and acquisitions or for general corporate purposes. Along with the LLC (owner of The Lodge Casino), we are parties to a credit agreement which require us to meet certain financial ratios. Financial covenants in the credit agreement also restrict our ability to pay dividends.

Item 6.           Selected Financial Data.
------            -----------------------

         The selected financial data for the periods set forth below have been derived from our financial statements included elsewhere in this report. This data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the related Notes thereto included elsewhere in this report.

                                                                   Year Ended December 31,
                                        -------------------------------------------------------------------------


                                         2000             1999           1998           1997             1996
                                         ----             ----           ----           ----             ----
STATEMENTS OF OPERATIONS
  DATA:
  Net revenues                       $ 86,375,765    $ 86,497,180    $ 49,974,960    $  1,260,291    $  1,263,887
  Costs and expenses                   72,741,115      72,036,622      42,891,229       1,382,055       1,736,688
  Equity in earnings of
    joint venture                              --              --       1,017,789       2,812,858       2,255,635

  Net income                            5,460,958       5,422,798       3,212,024       1,706,321       1,046,941
  Net income per common share:
    Basic                                    1.33            1.32             .80             .64             .41
    Diluted                                  1.31            1.30             .75             .48             .39




                                                                     At December 31,
                                       ------------------------------------------------------------------------------


                                         2000             1999           1998           1997             1996
                                         ----             ----           ----           ----             ----
BALANCE SHEET DATA:
  Current assets                     $ 10,906,515     $ 12,104,183    $  12,423,756    $  1,267,043      $5,016,658
  Noncurrent assets                    86,569,734       88,975,759       89,638,344      48,036,487      19,507,337
  Total assets                         97,476,249      101,079,942      102,062,100      49,303,530      24,523,995
  Current liabilities                  11,005,652       11,284,996       11,717,110       3,110,232         620,282
  Convertible note payable
    to stockholder                             --               --               --              --       1,500,000
  Long-term debt and
    other liabilities                  35,668,544       45,181,108       51,978,057      12,897,174       2,251,639
  Common stock subject to
    put options                                --               --               --              --         137,499
  Minority interest                     8,739,694        8,115,287        7,541,523       6,704,688       1,793,500
  Stockholders' equity                 42,062,359       36,498,551       30,825,410      26,591,436      18,159,569

Item 7.    Management's Discussion and Analysis of Financial Condition and
------     ---------------------------------------------------------------
           Results of Operations.
           ----------------------

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly including the opening of new casinos by competitors in our Black Hawk market area in 2000 and 2001, the possible expansion of gaming on Indian lands in California, levels of gaming activity in general and in Black Hawk, Colorado and Reno, Nevada in particular, our ability to meet debt obligations, regulatory compliance in both Colorado and Nevada, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans, our ability to integrate and operate our recent Reno, Nevada acquisition and the ultimate outcome of litigation matters described in Item 3 above.

         The following discussion should be read in conjunction with, and is qualified in its entirety by our Consolidated Financial Statements and the Notes thereto included elsewhere in this Report.

INTRODUCTION

INCREASED COMPETITION IN THE BLACK HAWK MARKET

         Both the market and the competition in Black Hawk grew considerably in 2000. Specifically, on February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. A third project recommenced construction with a projected opening date in late 2001 or early 2002, and a fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth in this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this marketplace continues to increase and intensify as new casinos open. As a result, our marketing costs, our personnel costs and other costs at our two properties in Black Hawk will more than likely increase while we attempt to maintain our market share.

         Generally speaking, we anticipated that the opening of the new casinos in Black Hawk would have an impact on our overall operations during the first half of 2000. These new casinos and others implemented very aggressive and expensive marketing programs during the last half of 2000. While we believe that the aggressive marketing programs implemented by these casinos had an impact on our third and fourth quarter operations for 2000 as compared to the third and fourth quarters of last year, we believe our continuing marketing programs will, in the long run, continue to develop and enhance our customer loyalty. Further, when our marketing programs are combined with our gaming products and devices we believe we will maintain our share of this growing market.

COMPARABILITY OF FINANCIAL STATEMENTS

         During 1998, we had two significant events that had a major impact on the financial reporting and comparability of our consolidated financial statements. The first event was the acquisition of the other half of the Gilpin Hotel Casino (GHC) and related land, which occurred on April 24, 1998 and increased our ownership percentage in GHC from 50% to 100%. The second event was the opening of The Lodge Casino, which occurred on June 24, 1998. Because of these two events, our consolidated financial statements for the years ended December 31,1999 and 2000 include the operating results of GHC and The Lodge Casino for a full year. Comparatively, 1998 includes 50% of the operations of GHC from January 1 through April 24, 1998 and 100% of the operations from April 25, 1998 through year end and the operations of The Lodge from June 24, 1998 through year end.

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

         As discussed above, due to the timing of the acquisition of the other half of GHC and the opening of The Lodge, it is difficult to draw meaningful comparisons between the consolidated financial statements for the years ended December 31, 1999 and 1998.

GOLD DUST WEST CASINO-ACQUISITION

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West Casino. The purchase price was $26,500,000 and closing took place on January 4, 2001 after we obtained Nevada gaming approvals which included licensing of the Company and certain of our officers and directors. This took almost one year to complete. Other conditions to closing required Gold Dust West Casino to achieve at least $5,100,000 of EBITDA (earnings before interest, taxes, depreciation and amortization) for the trailing 12-month period ending 30 days prior to the closing date, satisfactory completion of the due diligence process, and acceptable environmental reports and title surveys on the property. All of these conditions were met. We funded the purchase price of the Gold Dust West Casino acquisition from our revolving credit line discussed below under "Liquidity and Capital Resources." Our acquisition of the Gold Dust Casino will be accounted for under the purchase method and its operations will be consolidated with ours beginning January 4, 2001. Certain historical and pro forma financial information concerning Gold Dust West Casino may be found in our Report on Form 8K-A filed on March 19, 2001. Also see Note 15 to the Consolidated Financial Statements included herein.

RESULTS OF OPERATIONS

         The following discussion is an analysis of the results of our operations for the year ended December 31, 2000 compared to 1999, followed by a comparison between the results of our operations for the years ended December 31, 1999 and 1998. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and minority interest) (which will be henceforth referred to as EBITDA) is presented below and is included in the discussion of the results of operations. EBITDA should not be considered to be an alternative to operating income or net income as defined by accounting principles generally accepted in the United States of America. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA as a supplemental disclosure to facilitate a more complete analysis of our financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation, and amortization.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                               Year Ended
                                                               December 31,
                                                --------------------------------------        Percentage
                                                                                               Increase
                                                      2000                    1999            (Decrease)
                                                      ----                    ----            ----------
NET REVENUE
     Lodge                                         $61,730,984             $59,867,955                3%
     GHC                                            24,644,781              26,629,225              (7)%
                                                  ------------            ------------
     Total net revenue                              86,375,765              86,497,180              (0)%


COSTS AND EXPENSES
     Lodge                                          45,690,844              44,431,198                3%
     GHC                                            19,171,301              19,822,888              (3)%
     Corporate                                       2,132,834               2,339,417              (9)%
                                                  ------------           -------------
     Total costs and expenses                       66,994,979              66,593,503                1%

EBITDA
     Lodge                                          16,040,140              15,436,757                4%
     GHC                                             5,473,480               6,806,337             (20)%
     Corporate                                      (2,132,834)             (2,339,417)             (9)%
                                                  ------------           -------------
     Total EBITDA                                   19,380,786              19,903,677              (3)%

Interest income                                       (285,255)               (244,682)              17%
Interest expense                                     3,423,609               4,585,725             (25)%
Income taxes                                         2,975,594               2,929,000                2%
Depreciation and amortization                        5,746,136               5,443,119                6%
Minority interest in The Lodge                       2,059,744               1,767,717               17%
                                                  ------------           -------------
Net income                                          $5,460,958              $5,422,798                1%
                                                    ==========              ==========

Basic earnings per share                                 $1.33                   $1.32                1%
Diluted earnings per share                               $1.31                   $1.30                1%

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

Consolidated Results of Operations-- Black Hawk Gaming & Development Company,
Inc.

NET REVENUES

         We generated net revenues of $86,376,000 during the year ended December 31, 2000 compared to $86,497,000 for the same period of 1999. The slight decrease in net revenues of $121,000 is the result of an increase in net revenues at The Lodge of $1,863,000 offset by decreases in net revenues at GHC of $1,984,000. We attribute the increased gaming revenues at The Lodge to its larger size and "themed" atmosphere that offers customers a greater variety of amenities similar to other new developments in the City of Black Hawk. We attribute the decline in gaming revenue at GHC to the significant development of newer and larger "themed" casinos similar to The Lodge.

COSTS AND EXPENSES

         Our total costs and expenses were $66,995,000 for the year ended December 31, 2000 compared to $66,594,000 for the same period of 1999. The overall increase of $401,000 or 1% was the result of increases in labor costs of $884,000, slot participation expense of $789,000, marketing related costs (excluding bussing) of $1,324,000, and repairs and maintenance of $217,000. Increased costs and expenses were offset by reductions in gaming taxes of $530,000, bus program costs of $1,788,000, food and beverage cost of sales of $184,000, net returned check expense after collections of $69,000, corporate overhead expenses of $206,000, and other net expenses of $36,000.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $19,381,000 for the year ended December 31, 2000 compared to $19,904,000 for the same period of 1999. The decrease of $523,000 or 3% is generally the result of the factors discussed above. Our EBITDA and Minority Interest margin (EBITDA and Minority Interest divided by our net revenues) was 22% and 23% for the years ended December 31, 2000 and 1999, respectively.

INTEREST INCOME

         We had interest income totaling $285,000 during the year ended December 31, 2000 compared to $245,000 for the same period of 1999. The decrease of $40,000 or 17% is due to an increase in interest earnings at The Lodge and GHC of $25,000 each offset by a decrease in interest earned at the corporate level of $10,000.

INTEREST EXPENSE

         We had interest expense totaling $3,424,000 during the year ended December 31, 2000 compared to $4,586,000 for the same period of 1999. The decrease of $1,162,000 or 25% is primarily the result of paying down our debt by approximately $9,800,000 at various times during the year.

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization of $5,746,000 for the year ended December 31, 2000 compared to $5,443,000 for the same period of 1999. The increase of $303,000 or 6% is generally due to the net increase in our depreciable assets. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

MINORITY INTEREST

         Minority Interest for the year ended December 31, 2000 totaled $2,060,000 compared to $1,768,000 for the same period of the prior year. Minority Interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate of 35% for the years ended December 31, 2000 and 1999 resulted in income tax expense of $2,976,000 and $2,929,000. The tax characteristics of the individual components of our income before income taxes determine our overall effective tax rate.

NET INCOME

         As a result of the factors discussed above, we reported net income of $5,461,000 for the year ended December 31, 2000 compared to $5,423,000 for the same period of 1999, an increase of $38,000 or 1%.

EARNINGS PER SHARE

         We reported basic earnings per share for the year ended December 31, 2000 and 1999 of $1.33 and $1.32, respectively and diluted earnings per share for the same periods of $1.31 and $1.30, respectively. The increase in basic and diluted earnings per share of $.01 or 1% and $.01 or 1%, respectively, is the result of increased profitability.

Results of Operations-- The Lodge Casino

NET REVENUES

         The Lodge generated net revenues of $61,731,000 during the year ended December 31, 2000 compared to $59,868,000 for the same period of 1999. The increase in our net revenues at The Lodge of $1,863,000 or 3% is primarily the result of an increase in casino revenues of $2,003,000 or 4% offset by a decrease in other combined net revenues of $140,000. We believe the primary reason for our increased net revenues is due to an increase in gaming revenues in the Black Hawk market, which is generally attributable to the opening of larger and newer gaming facilities, such as The Lodge.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $45,691,000 during the year ended December 31, 2000 compared to $44,432,000 for the same period of 1999. The overall increase of $1,259,000 or 3% is due to increases in labor costs of $840,000, slot participation expense of $461,000, gaming taxes of $200,000, marketing costs (excluding bussing) of $1,042,000, and repair and maintenance on the facility of $176,000. Increased expenses were offset by a reduction in bus program costs of $1,158,000, food and beverage cost of sales of $227,000, net returned check expense after collections of $65,000, and other net expenses of $10,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $16,040,000 for the year ended December 31, 2000 compared to $15,437,000 for the same period of 1999. The increase in EBITDA of $603,000 or 4% is primarily the result of increased casino revenues offset by the increase in related expenses.

INTEREST INCOME

         The Lodge's interest income totaled $183,000 for the year ended December 31, 2000 compared to $158,000 for the same period of 1999 due primarily to increased cash balances earning interest.

INTEREST EXPENSE

         Interest expense at The Lodge was $2,617,000 for the year ended December 31, 2000 compared to $3,459,000 for the same period of 1999. The decrease of $842,000 or 24% is primarily the result of paying down our Lodge debt levels by approximately $5,589,000 at various times during the year.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of The Lodge totaled $3,914,000 for the year ended December 31, 2000 compared to $3,531,000 for the same period of 1999. The increase of $383,000 or 11% is generally due to an increase in additions to our fixed assets.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before Minority Interest) of $9,692,000 for the year ended December 31, 2000 compared to $8,604,000 for the same period of 1999, an increase of $1,088,000 or 13%.

Results of Operations--The Gilpin Hotel Casino

NET REVENUES

         GHC generated net revenues of $24,645,000 during the year ended December 31, 2000 compared to $26,629,000 for the same period of 1999. The decrease in the net revenues at GHC of $1,984,000 or 7% is primarily due to a decrease in casino revenues of $1,919,000 and a net decrease in other combined net revenues of $65,000. We believe the primary reasons for our decrease in net revenues at GHC is attributable to the reduction of bussing programs as well as the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $19,171,000 during the year ended December 31, 2000 compared to $19,823,000 for the same period of 1999. The overall decrease of $652,000 or 3% is due to a decrease in gaming taxes of $730,000, and bus program costs of $630,000, and other net expenses of $30,000. The overall decrease in expenses was offset by increases in labor costs of $44,000, food and beverage cost of sales of $43,000, slot participation expense of $328,000, marketing related costs (excluding bussing) of $282,000, and repair and maintenance of the facility of $41,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $5,474,000 for the year ended December 31, 2000 compared to $6,806,000 for the same period of 1999. The decrease in EBITDA of $1,333,000 or 20% is primarily the result of a decrease in net revenue at GHC partially offset by a decrease in gaming taxes and marketing costs.

INTEREST INCOME

         GHC's interest income totaled $78,000 for the year ended December 31, 2000 compared to $53,000 for the same period of 1999 due primarily to increased cash balances earning interest.

INTEREST EXPENSE

         Interest expense at GHC was $806,000 for the year ended December 31, 2000 compared to $1,126,000 for the same period of 1999. The decrease of $320,000 or 28% is the result of paying down our GHC debt levels by approximately $4,228,000 at various times since December 31, 1999 as well as refinancing GHC's fixed rate revolving credit facility with a variable rate reducing and revolving credit facility.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense of GHC totaled $1,822,000 for the year ended December 31, 2000 compared to $1,903,000 for the same period of 1999. The decrease of $81,000 or 4% is generally due to fully depreciated assets associated with the 1994 GHC expansion.

INCOME BEFORE INCOME TAXES

         As a result of the factors discussed above, GHC generated income before income taxes of $2,538,000 for the year ended December 31, 2000 compared to $2,782,000 for the same period of 1999, a decrease of $244,000 or 9%.

Results of Operations--Corporate Overhead

NET REVENUES

         Net revenues generated at our corporate level (after eliminating inter-company transactions) are primarily derived from interest earned on our corporate cash balances. Interest income totaled $24,000 for the year ended December 31, 2000 compared to $34,000 for the same period of 1999.

COSTS AND EXPENSES AND NET CORPORATE OVERHEAD

         Our costs and expenses totaled $2,133,000 for the year ended December 31, 2000 compared to $2,339,000 for the same period of 1999. The decrease of $206,000 or 9% is primarily due to the reduction in legal expense and claims of $336,000. This reduction was in part offset by increases in insurance costs of $42,000, the write-off of $101,000 of costs incurred in the pursuit of potential new gaming projects and opportunities, and other net expenses of $13,000.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $10,000 and $8,000 for the year ended December 31, 2000 and 1999, respectively.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                               Year Ended
                                                               December 31,
                                                   ----------------------------------         Percentage
                                                                                              Increase
                                                      1999                    1998            (Decrease)
                                                      ----                    ----            ----------
NET REVENUE
     Lodge                                         $59,867,955             $29,667,596              102%
     GHC                                            26,629,225              19,950,700               33%
     Corporate                                              --                 356,664            (100)%
                                                   -----------             -----------
     Total net revenue                              86,497,180              49,974,960               73%

COSTS AND EXPENSES
     Lodge                                          44,431,198              21,906,766              103%
     GHC                                            19,822,888              14,298,048               39%
     Corporate                                       2,339,417               1,775,222               32%
                                                  ------------           -------------
     Total costs and expenses                       66,593,503              37,980,036               75%

EBITDA
     Lodge                                          15,436,757               7,760,830               99%
     GHC                                             6,806,337               5,652,652               20%
     Corporate                                      (2,339,417)             (1,418,558)              65%
                                                  ------------           -------------
     Total EBITDA                                   19,903,677              11,994,924               66%

Interest income                                       (244,682)               (178,371)              37%
Interest expense                                     4,585,725               2,744,527               67%
Income taxes                                         2,929,000               1,900,088               54%
Depreciation and amortization                        5,443,119               2,638,581              106%
Minority interest in The Lodge                       1,767,717                 469,442              277%
Impairment writedown                                        --                 610,338            (100)%
Other                                                       --                 598,295            (100)%
                                                  -------------          -------------
Net income                                          $5,422,798            $  3,212,024               69%
                                                    ==========            ============

Basic earnings per share                                 $1.32                   $0.80               65%
Diluted earnings per share                               $1.30                   $0.75               73%

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

         Consolidated Results of Operations-- Black Hawk Gaming & Development Company, Inc.

         The increase in net income for the year ended December 31, 1999 over the same period of the prior year resulted almost entirely from the acquisition of the other half of GHC as well as the opening of The Lodge. Both of these events occurred during 1998 -- see "Results of Operations--Introduction." Because of these two events, the comparisons between our 1999 and 1998 consolidated financial statements are difficult; however, the following outlines the components of our consolidated statement of income for 1999 and attempts to explain some of the differences as compared to 1998.

NET REVENUES

         We generated net revenues of $86,497,000 during the year ended December 31, 1999. The components of our net revenues (after eliminating inter-company transactions) consisted of $59,868,000, $26,629,000, and $0 at The Lodge, GHC, and BHWK, respectively. The vast majority of our revenues are derived from casino operations. We try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere which includes fine dining and an emphasis on customer service. Additionally, we have 50 hotel rooms at The Lodge which we can offer to our players, thereby enhancing their visit to the Black Hawk area. There are other casinos that are currently in the process of adding hotel rooms to their operations. Our hotel revenues may decline as these new rooms are opened.

COSTS AND EXPENSES

         Our costs and expenses totaled $66,594,000 during the year ended December 31, 1999. The expenses at The Lodge, GHC and BHWK were $44,431,000, $19,823,000 and $2,339,000, respectively. While we believe most of our costs and expenses are in line with our net revenues, the major portion of our expenses lie in the area of salaries, wages, gaming taxes and marketing costs. During 1999 our total payroll, including benefits, at The Lodge was $14,426,000, $6,826,000 at the Gilpin and $1,129,000 at our
corporate level; we paid gaming taxes totaling $13,889,000 ($9,932,000 at The Lodge and $3,957,000 at GHC) and we incurred marketing costs of $12,913,000 ($8,323,000 at The Lodge and $4,590,000 at GHC).

EBITDA

         When our total costs and expenses are subtracted from our net revenues the results is EBITDA of $19,904,000 for the year ended December 31, 1999. EBITDA at The Lodge and GHC was $15,437,000 and $6,806,000 offset by the net corporate overhead at BHWK of $2,339,000. Our EBITDA ratio (EBITDA divided by net revenues) at December 31, 1999 was 23%.

INTEREST INCOME

         We had interest income totaling $245,000 during the year ended December 31, 1999 compared to $178,000 for the same period of 1999. The increase of $67,000 or 38% is due to an increase in interest earnings at The Lodge and GHC of $55,000 and $53,000, respectively, offset by a decrease in interest earned at corporate of $41,000.

INTEREST EXPENSE

         We had interest expense totaling $4,586,000 during the year ended December 31, 1999. Interest expense at The Lodge and GHC was $3,460,000 and $1,126,000, respectively. Essentially, our interest expense relates to the debt that we incurred in order to construct and equip The Lodge as well as to acquire the other half of GHC. As discussed below, the Company entered into a swap agreement on $35,000,000 of our total debt. This instrument reduced our exposure to floating interest rates, and lowered our overall cost of borrowing to approximately 8.7%.

INCOME TAXES

         Our effective income tax rate for 1999 and 1998 resulted in income tax expense of $2,929,000 and $1,900,000 for the respective years. The unique tax characteristics of the individual components of our income before taxes are what determine our overall effective tax rate.

DEPRECIATION AND AMORTIZATION

         Our total depreciation and amortization expense for 1999 was $5,443,000. Depreciation and amortization at The Lodge, GHC and BHWK was $3,532,000, $1,903,000 and $8,000, respectively. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

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

Results of operations -- The Lodge Casino

         Our first full year of operations for The Lodge was in 1999. During 1998 The Lodge was open for two quarters. Therefore, drawing practical comparisons between the operational numbers of 1999 and 1998 is difficult. This is further complicated by the fact that another casino opened on December 30, 1998 and provided additional competition in the City of Black Hawk.

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

                               Gilpin Hotel Casino
                              Statements of Income
                 For the Years Ended December 31, 1999 and 1998

                                                                                                Percentage
                                                                                                 Increase
                                                        1999                    1998            (Decrease)
                                                     -----------           -----------         -----------
Net Revenues                                         $26,629,000           $29,940,000               (11)%
     Less:  Costs and expenses                        19,823,000            22,379,000               (11)%
     Add:  Cancelled contracts                                               1,068,000              (100)%
                                                     -----------           -----------          ----------
EBITDA                                                 6,806,000             8,629,000               (21)%
                                                     -----------           -----------          ----------
Interest income                                          (53,000)              (32,000)                66%
Interest expense                                       1,126,000               911,000                 24%
Depreciation and amortization                          1,903,000             1,538,000                 24%
                                                     -----------           -----------          ----------
Proforma net income                                   $3,830,000            $6,212,000               (38)%
                                                     ===========           ===========          ==========


NET REVENUES

         GHC generated net revenues of $26,629,000 during 1999 compared to $29,940,000 for 1998. The decrease in net revenues of $3,311,000 or 11% is generally attributable to the opening of the larger and newer gaming facilities in the City of Black Hawk. A small portion of the decline in our net revenues is due to the elimination of the OTB facility and the poker room, which were not enhancing GHC's overall operations.

COSTS AND EXPENSES

         GHC's costs and expenses were $19,823,000 for 1999 compared to $22,379,000 for 1998. The overall decrease of $2,556,000 or 11% is due to the cancelled contracts resulting from our acquisition of the other half of GHC. We cancelled contracts totaling $1,068,000 and decreased casino-operating costs by $1,488,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenue and the expense for contracts that were cancelled are added back, the result is EBITDA of $6,806,000 for 1999 compared to $8,661,000 of EBITDA for 1998. In general, the decrease in the EBITDA of $1,855,000 or 21% is because of the decrease in the net revenue of GHC.

INTEREST INCOME

         GHC's interest income totaled $53,000 for the year ended December 31, 1999 compared to $32,000 for the same period of 1998 due primarily to increased cash balances earning interest.

INTEREST EXPENSE

         Interest expense at GHC was $1,126,000 in 1999 compared to $911,000 for 1998. The increase of $215,000 or 24% is due to an increase in our debt when we acquired the other half of GHC.

DEPRECIATION AND AMORTIZATION

         The depreciation and amortization of GHC was $1,903,000 in 1999 compared to $1,538,000 for 1998. The increase of $365,000 or 24% is a result of the GHC acquisition.

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

Results of operations - Corporate Overhead

NET REVENUES

         During 1999 we generated no net revenues at the corporate level compared to $357,000 during 1998. Generally, corporate is not a profit center, but rather an overhead function, which directs the overall operations of the Company, including the specific efforts, related to being a public company. The decrease in net revenues of $357,000 or 100% is due to the discontinuance of management fees and rents received from GHC of $357,000, which were cancelled when we bought the other half of GHC.

COSTS AND EXPENSES

         Corporate costs and expenses were $2,339,000 for 1999 compared to $1,775,000 during 1998. The increase of $564,000 or 32% is primarily related to increases in labor costs of $225,000, legal costs of $350,000 (including payment of arbitration claims), which was partially offset by a decrease in other general and administrative costs of $11,000.

Other matters

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded in the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income net of taxes, and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         Effective January 1, 2001, we recorded $368,000 (net of income taxes of $200,000) as a cumulative transition adjustment to income relating to derivatives not designated as hedges prior to the adoption of SFAS No. 133.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. We adopted SAB No. 101 during the fourth quarter of 2000 and the adoption did not affect our consolidated financial statements for the year ended December 31, 2000.

Liquidity and capital resources

         Net cash provided by operating activities was $12,951,000 during the year ended December 31, 2000 compared to net cash provided by operating activities of $12,010,000 for the same period of 1999.

         Net cash used in investing activities for the year ended December 31, 2000 was $3,512,000. These uses of funds included payments for equipment additions to our casinos of $2,407,000, acquisition costs related to the Gold Dust West of $1,196,000 (which included a $500,000 earnest money deposit, $455,000 paid to the Nevada Gaming Control Board as payments for our licensing costs, and other costs and expenses, primarily legal totaling approximately $230,000) and $4,000 in other investing activities. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $85,000. Net cash used in investing activities for the twelve-months ended December 31, 1999 was $3,209,000. These uses of funds included payments for equipment purchases and additions to our casinos totaling $3,261,000. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $52,000.

         The net cash used in financing activities during the year ended December 31, 2000 totaled $11,160,000. These uses of funds included payments on bonds totaling $339,000, payments on long-term debt of $9,478,000 and distributions to the 25% Minority Interest owner of The Lodge totaling $1,435,000 and were partially offset by other financing activities of $93,000. The net cash used in our financing activities during the twelve-months ended December 31, 1999 totaled $9,449,000. The sources of cash we generated in financing our activities included proceeds from bonds issued by the Business Improvement District of $6,000,000, borrowings against GHC's revolving line of credit of $6,573,000, proceeds from a syndicated bank loan of $47,941,000, proceeds from the City of Black Hawk for its share of public improvements totaling $380,000 and other proceeds of $139,000. These various sources of cash were reduced by payments of $13,168,000 against our debt, payments against GHC's revolving line of credit of $8,874,000, payments to retire GHC's revolving line of credit of $12,706,000, payments to retire The Lodge's construction loan of $32,318,000, payments to refinance debt of $2,222,000 and distributions to the Minority Interest owner of The Lodge of $1,194,000.

         As of December 31, 2000 we had negative working capital of approximately $99,000 as compared to working capital of $819,000 at December 31, 1999. The decrease in working capital is due to cash used in the reduction of Long Term Debt. As of March 16, 2001, we have approximately $15,000,000 of availability remaining on our syndicated bank line of credit to use for working capital and/or other corporate purposes.

GOLD DUST WEST CASINO ACQUISITION

         On January 7, 2000, we entered into an agreement to purchase the assets and operating business of a casino and motel located in Reno, Nevada known as the Gold Dust West Casino. On December 22, 2000, we obtained the appropriate Nevada gaming approvals and licensing, and closed on the purchase transaction January 4, 2001 for $27,195,000 including $695,000 in transaction costs. Approximately $26,000,000 of the acquisition cost was funded from the amended reducing and revolving credit facility.

REDUCING AND REVOLVING CREDIT FACILITY

         On December 21, 2000, we entered into the first amendment to our existing reducing and revolving credit facility with an effective date of January 4, 2001 (the acquisition date of the assets and operating business of the Gold Dust West Casino). The first amendment to our credit agreement increased the aggregate reducing and revolving credit facility to $75,000,000 from $65,000,000. Some of the more important terms of the amended credit agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $75,000,000; (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest which is based on either the prime rate as published by Wells Fargo or the London Interbank Offering Rate

("LIBOR") each of which is added to an applicable margin based on our financial ratios (all of which resulted in a total interest cost of approximately 8.9% at December 31, 2000). The availability reduction schedule was amended as follows; two quarterly reductions in availability will commence January 1, 2002 at $1,875,000 each, the next four quarterly reductions in availability are $2,812,500 each, with the following four quarterly reductions in availability of $3,750,000 each until April 16, 2004 when the balance of the facility is due. The credit agreement contains a number of affirmative and negative covenants which, among other things, require us to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of our assets, and those of the Gilpin Hotel Venture, GVI, The Lodge Casino, and Gold Dust West Casino are pledged as security for repayment of the credit facility. The credit agreement also contains customary events of default provisions.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
-------  ---------------------------------------------------------

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled approximately $60.4 million at February 28, 2001. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

         At February 28, 2001 we had partially hedged the exposure discussed above to interest rate risk by participating in an interest rate swap, under which we receive a variable interest payment and pay a fixed interest payment on a notional amount of $50 million. This has reduced our exposure to interest rate risk to approximately $10.4 million of debt not hedged with the interest rate swap.

         After considering the impact of the interest rate swap agreement there would be no additional annual cash requirements for interest should market rates increase or decrease by 10% compared to the interest rate levels at December 31, 2000.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at February 28, 2001, would be approximately $52,000.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

         See pages F-1 through F-23 attached hereto.


Item 9.  Changes In and Disagreements With Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------
                                 NOT APPLICABLE

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
   Black Hawk Gaming & Development Company, Inc.
Black Hawk, Colorado

We have audited the accompanying consolidated balance sheets of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Black Hawk Gaming & Development Company, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, on February 26, 2001, Black Hawk Gaming & Development Company, Inc.'s largest stockholder made an offer to acquire all of the outstanding shares of the company that he does not already own.





Denver, Colorado
March 27, 2001

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------

ASSETS                                                                           2000                      1999
-------                                                                          ----                      ----
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  8,518,464             $  10,239,735
  Accounts receivable                                                            740,804                   190,044
  Inventories                                                                    535,231                   557,182
  Prepaid expenses                                                               671,546                   699,899
  Deferred income tax                                                            440,470                   417,323
                                                                            ------------             -------------
      Total current assets                                                    10,906,515                12,104,183

LAND                                                                          15,239,426                15,235,092

GAMING FACILITIES:
  Building and improvements                                                   58,283,231                58,098,219
  Equipment                                                                   18,487,936                17,342,370
  Accumulated depreciation                                                   (14,134,293)              (10,310,295)
                                                                            ------------             -------------
     Total gaming facilities                                                  62,636,874                65,130,294

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,369,615 and
     $931,729 for 2000 and 1999, respectively                                  5,374,461                 5,812,347
  Other assets                                                                 3,318,973                 2,724,609
  Deferred income tax                                                                                       73,417
                                                                            ------------             -------------
TOTAL                                                                       $ 97,476,249             $ 101,079,942
                                                                            ============             =============

                                                                   (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                             2000                      1999
------------------------------------                                             ----                      ----
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                     $  5,320,255              $  6,130,085
  Accrued payroll                                                                760,297                   705,178
  Gaming taxes payable                                                         2,673,927                 2,666,749
  Property taxes payable                                                         526,931                   153,715
  Slot club liability                                                            940,655                   891,529
  Current portion of long-term debt                                              783,587                   737,740
                                                                            ------------             -------------
      Total current liabilities                                               11,005,652                11,284,996

LONG-TERM DEBT AND OTHER LIABILITIES:
  Reducing and revolving credit facility                                      29,900,000                39,000,000
  Bonds payable                                                                5,298,624                 5,645,000
  GHV revolving line of credit and other                                                                   416,860
                                                                            ------------             -------------
      Total long-term debt                                                    35,198,624                45,061,860

  Deferred income tax liability                                                  469,920                   119,248
                                                                            ------------             -------------
      Total liabilities                                                       46,674,196                56,466,104
                                                                            ------------             -------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                              8,739,694                 8,115,287


STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
    4,126,757 and 4,110,209 shares issued and outstanding, respectively            4,127                     4,110
  Additional paid-in capital                                                  18,569,538                18,466,705
  Retained earnings                                                           23,488,694                18,027,736
                                                                            ------------             -------------
        Total stockholders' equity                                            42,062,359                36,498,551
                                                                            ------------             -------------
TOTAL                                                                       $ 97,476,249             $ 101,079,942
                                                                            ============             =============

See notes to consolidated financial statements.                      (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


                                                                            2000                   1999                  1998
                                                                            ----                   ----                  ----
REVENUES:
  Casino revenue                                                         $ 81,987,862           $81,902,996          $ 47,116,406
  Food and beverage revenue                                                 9,152,795             8,827,171             5,914,804
  Hotel revenue                                                             1,047,558             1,106,287               363,381
  Other                                                                       744,190               740,369                46,156
  Gilpin Hotel Venture - management fees
    and rental income                                                                                                     342,385
                                                                         ------------           -----------          ------------
      Total revenues                                                       92,932,405            92,576,823            53,783,132
      Promotional allowances                                                6,556,640             6,079,643             3,808,172
                                                                         ------------           -----------          ------------
      Net revenues                                                         86,375,765            86,497,180            49,974,960
                                                                         ------------           -----------          ------------
COSTS AND EXPENSES:
  Casino operations                                                        26,014,337            25,260,708            15,553,942
  Food and beverage operations                                              8,210,397             8,624,562             5,338,311
  Hotel operations                                                            469,011               416,642               315,388
  Marketing, general and administrative                                    32,301,234            32,291,591            16,772,394
  Depreciation and amortization                                             5,746,136             5,443,119             2,638,581
  Pre-opening                                                                                                           1,662,275
  Impairment writedown                                                                                                    610,338
                                                                         ------------           -----------          ------------
      Total costs and expenses                                             72,741,115            72,036,622            42,891,229
                                                                         ------------           -----------          ------------
OPERATING INCOME                                                           13,634,650            14,460,558             7,083,731

  Interest income                                                             285,255               244,682               178,371
  Interest expense                                                         (3,423,609)           (4,585,725)           (2,744,529)
                                                                         ------------           -----------          ------------
INCOME BEFORE MINORITY INTEREST,
  EQUITY IN EARNINGS OF JOINT VENTURE,
  INCOME TAXES AND EXTRAORDINARY
  ITEM                                                                     10,496,296            10,119,515             4,517,573

MINORITY INTEREST                                                          (2,059,744)           (1,767,717)             (469,442)

EQUITY IN EARNINGS OF JOINT VENTURE                                                                                     1,017,789
                                                                         ------------           -----------          ------------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                                        8,436,552             8,351,798             5,065,920

                                                                    (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------

                                                               2000                        1999                  1998
                                                               ----                        ----                  ----
PROVISION FOR INCOME TAXES:
  Current                                                   $ 2,574,652                 $ 2,696,104            $ 2,249,999
  Deferred                                                      400,942                     232,896               (349,911)
                                                            -----------                 -----------            -----------
                                                              2,975,594                   2,929,000              1,900,088
                                                            -----------                 -----------            -----------

INCOME BEFORE EXTRA-
  ORDINARY ITEM                                               5,460,958                   5,422,798              3,165,832

EXTRAORDINARY ITEM - EARLY
  RETIREMENT OF DEBT, NET OF
  INCOME TAXES OF $27,129                                                                                           46,192
                                                            -----------                 -----------            -----------
NET INCOME                                                  $ 5,460,958                 $ 5,422,798            $ 3,212,024
                                                            ===========                 ===========            ===========

BASIC EARNINGS PER SHARE:
  Income before extraordinary item                          $      1.33                 $      1.32            $      0.79
  Extraordinary item                                                                                                  0.01
                                                            -----------                 -----------            -----------
    Basic earnings per share                                $      1.33                 $      1.32            $      0.80
                                                            ===========                 ===========            ===========
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item                          $      1.31                 $      1.30            $      0.74
  Extraordinary item                                                                                                  0.01
                                                            -----------                 -----------            -----------
   Diluted earnings per share                               $      1.31                 $      1.30            $      0.75
                                                            ===========                 ===========            ===========

See notes to consolidated financial statements.                    (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                          COMMON STOCK                 ADDITIONAL
                                  ---------------------------            PAID-IN               RETAINED
                                     SHARES            AMOUNT            CAPITAL               EARNINGS                TOTAL
                                  ------------         ------          ----------             ---------               -------
BALANCES,
  JANUARY 1, 1998                   3,947,496         $ 3,947         $17,194,575            $ 9,392,914            $26,591,436
  Stock issued for
    compensation                        1,284              1               16,250                                        16,251
  Sale of shares,  net
    of issuance costs                 138,566            139              894,494                                       894,633
  Compensation under non-
    qualified stock options                                               111,066                                       111,066
  Net income                                                                                   3,212,024              3,212,024
                                    ----------         ------          ----------             ----------             ----------
BALANCES,
  DECEMBER 31, 1998                  4,087,346          4,087          18,216,385             12,604,938             30,825,410
  Exercise of stock options             22,863             23             139,252                                       139,275
  Compensation under non-
    qualified stock options                                               111,068                                       111,068
  Net income                                                                                   5,422,798              5,422,798
                                    ----------         ------          ----------             ----------             ----------
BALANCES,
  DECEMBER 31, 1999                  4,110,209          4,110          18,466,705             18,027,736             36,498,551
  Stock issued for
    compensation                         1,548              2               9,998                                        10,000
  Exercise of stock options             15,000             15              92,835                                        92,850
  Net income                                                                                   5,460,958              5,460,958
                                    ----------         ------          ----------             ----------             ----------

BALANCES,
  DECEMBER 31, 2000                  4,126,757        $ 4,127         $18,569,538            $23,488,694            $42,062,359
                                    ==========        =======         ===========            ===========            ===========

See notes to consolidated financial statements.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------


                                                                           2000                 1999                 1998
                                                                           ----                 ----                 ----
OPERATING ACTIVITIES:
  Net income                                                           $ 5,460,958          $ 5,422,798          $ 3,212,024
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Equity in earnings of joint venture                                                                           (675,405)
      Depreciation and amortization                                      5,746,136            5,443,119            2,638,581
      Minority interest                                                  2,059,744            1,767,717              469,442
      Loss (gain) on sale of equipment                                     146,535               85,185              (12,766)
      Gain on sale of land                                                                                           (14,280)
      Gain on early retirement of debt                                                                               (73,321)
      Noncash compensation                                                  12,500              121,068              127,317
      Deferred taxes                                                       400,942              232,896             (349,911)
      Impairment writedown                                                                                           610,338
  Changes in operating assets and liabilities:
    Accounts receivable                                                   (550,760)             (25,967)               8,333
    Inventories                                                             21,951               (2,689)            (384,030)
    Prepaid expenses and other assets                                      (21,999)          (2,533,117)            (464,250)
    Accounts payable, accrued expenses and other
      current liabilities                                                 (325,191)           1,498,983            6,811,660
                                                                       -----------          -----------          -----------
           Net cash provided by operating activities                    12,950,816           12,009,993           11,903,732
                                                                       -----------          -----------          -----------
INVESTING ACTIVITIES:
  Construction and equipping of gaming facility                         (2,407,334)          (3,260,592)         (30,647,641)
  Distributions from joint venture                                                                                 1,168,407
  Purchase of joint venture interest and land                                                                    (10,000,000)
  Cash acquired in joint venture acquisition                                                                       1,726,062
  Investment in St. Croix gaming project                                                                            (606,388)
  Proceeds from the sale of land, net of costs to sel                                                                593,329
  Acquisition costs related to Gold Dust West                             (696,411)
  Deposit related to Gold Dust West                                       (500,000)
  Other                                                                     91,534               51,519               70,013
                                                                       -----------          -----------          -----------
           Net cash used in investing activities                        (3,512,211)          (3,209,073)         (37,696,218)
                                                                       -----------          -----------          -----------

                                                                    (Continued)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
------------------------------------------------------------------------------

                                                                           2000                 1999                 1998
                                                                           ----                 ----                 ----
FINANCING ACTIVITIES:
  Proceeds from construction loan                                                                                $23,292,891
  Proceeds from GHC revolving line of credit                                                $ 6,573,122           26,583,076
  Proceeds from bonds                                                                         6,000,000
  Proceeds from reducing and revolving credit facility                                       47,940,534
  Proceeds from sale of common shares, net of issuance
    costs                                                                                                            894,633
  Proceeds from the City of Black Hawk for public
    improvements                                                                                380,000
  Minority interest contributions to majority owned
    subsidiary                                                                                                       617,393
  Payments on bonds                                                    $  (339,137)
  Payment to retire construction loan                                                       (32,317,500)
  Payment to retire GHC revolving line of credit                                            (12,706,000)
  Payment to refinance pre-existing debt                                                     (2,222,015)
  Payments on long-term debt and GHC revolving line
    of credit                                                             (378,252)          (8,874,275)         (15,223,179)
  Payments on reducing and revolving credit facility                    (9,100,000)         (13,167,977)
  Distributions to minority interest owner                              (1,435,337)          (1,193,951)            (250,000)
  Payment on notes payable to shareholders                                                                          (300,000)
  Exercise of stock options                                                 92,850              139,275
                                                                       -----------         ------------          -----------
           Net cash (used in) provided by financing activities         (11,159,876)          (9,448,787)          35,614,814
                                                                       -----------         ------------          -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                  (1,721,271)            (647,867)           9,822,328

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            10,239,735           10,887,602            1,065,274
                                                                       -----------         ------------          -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 8,518,464          $10,239,735          $10,887,602
                                                                       ===========         ============          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized of
   $1,333,218 during 1998                                              $ 3,392,236          $ 4,550,322          $ 1,864,395
                                                                       ===========         ============          ===========
  Cash paid for income taxes                                           $ 2,893,334          $ 2,453,299          $ 2,566,876
                                                                       ===========         ============          ===========


See notes to consolidated financial statements.                     (Concluded)

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------


1.    BUSINESS

      Black Hawk Gaming & Development Company, Inc. and subsidiaries (the Company) is an owner, developer and operator of gaming properties in Black Hawk, Colorado. Through April 23, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture (GHV), which owned the Gilpin Hotel Casino, which the Company developed and has managed since 1992. On April 24, 1998, the Company acquired the other 50% interest in GHV and related land for $10 million (see Note 3). In November 1996, the Company entered into an Amended and Restated Purchase Agreement and an Operating Agreement to form Black Hawk/Jacobs Entertainment LLC (the LLC) for the purpose of developing and managing a casino/hotel/parking complex in Black Hawk, Colorado, The Lodge Casino at Black Hawk (the Lodge). During the second quarter of 1998, the Company completed the development of the casino portion of the Lodge, which opened for business on June 24, 1998. On August 17, 1998, the hotel portion of the project opened and on November 6, 1998, the parking garage opened. The total cost of the casino/hotel/parking complex was approximately $74 million (see Note 4).

2.    SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION - The accompanying consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000, include the accounts of the Company, its 75% share of the LLC, and beginning on April 24, 1998, the Company's 100% ownership interest in the GHV. All inter-company transactions and balances have been eliminated in consolidation. Prior to April 24, 1998, the Company accounted for its 50% interest in GHV under the equity method of accounting and, accordingly, all inter-company transactions between the Company and GHV have been eliminated to the extent of the Company's 50% ownership in GHV prior to April 24, 1998.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      INVENTORY - Inventory consists of food and beverages, chips and tokens and uniforms and are recorded at the lower of cost (first-in, first-out method) or market.

      GAMING FACILITIES - Building and improvements and equipment are depreciated on the straight-line method over the estimated useful lives of the assets (39 years for building and improvements, and 5 to 7 years for equipment). Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposal of assets are recognized as incurred.

      GOODWILL - Goodwill represents the excess purchase price over the fair value of the net identifiable assets acquired related to the Company's acquisition of the 50% interest in GHV and related land, plus the Company's 50% share of pre-existing goodwill of GHV. Amortization of goodwill is provided using the straight-line method over 15 years.

      DEBT ISSUE COSTS - Debt issue costs are capitalized and amortized, using the straight line method (which approximates the effective interest method), over the life of the related loan.

      SLOT CLUB LIABILITY - The Company's casinos have slot clubs for their preferred players who may insert a special card into slot and video poker machines while playing in the Company's casinos to earn "points." Based on their point totals, members receive various cash and gift prizes. The Company accrues the cost of points as they are earned by the members of the respective slot clubs.

      OUTSTANDING GAMING CHIP AND TOKEN LIABILITY - When customers exchange cash for gaming chips and tokens, the Company has a liability as long as those chips and tokens are not redeemed or won by the house. That liability is established by determining the difference between the total chips and tokens placed in service and the actual inventory of chips and tokens in custody or under the control of the casinos. The chip and token liability is adjusted periodically to reflect an estimate of chips and tokens that will never be redeemed, such as chips and tokens that have been lost or taken as souvenirs.

      CASINO REVENUES - Casino revenues are the net winnings from gaming activities, which is the difference between gaming wins and losses.

      HOTEL, FOOD AND BEVERAGE, INTEREST AND OTHER REVENUE - The Company recognizes hotel, food and beverage and other revenue at the time that goods or services are provided. Interest revenue is recognized when earned.

      PROMOTIONAL ALLOWANCES - Gross revenues include the retail amount of hotel and food and beverages provided gratuitously to customers, which amounted to $6,556,640, $6,079,643 and $3,808,172 for the years ended December 31,
      2000, 1999 and 1998, respectively. When computing net revenues, the retail amount of hotel and food and beverages gratuitously provided to customers is deducted from gross revenues as promotional allowances. The estimated cost of such complimentary services is charged to casino operations and was $3,273,000, $3,123,000 and $2,370,000 for the years ended December 31,
      2000, 1999 and 1998, respectively.

      INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      LONG-LIVED ASSETS - The Company periodically evaluates the value of long-lived assets, including goodwill, for potential impairment. If an impairment is indicated, based on estimated undiscounted future cash flows that are less than the carrying value of the asset, such impaired assets are written down to their estimated fair value. As of December 31, 2000 and 1999, management determined that there was no impairment of the Company's long-lived assets. See Note 13 for discussion of the impairment losses recorded during 1998.

      MINORITY INTEREST - The Company records minority interest which reflects the portion of the earnings of the LLC which are applicable to the minority interest owners of the LLC.

      CAPITALIZED INTEREST - The Company began capitalizing interest expense in 1996 due to the construction of the Lodge casino/hotel/parking complex. Total interest expense incurred during the years ended December 31, 2000, 1999 and 1998 was approximately $3,424,000, $4,586,000, and $4,078,000, respectively. Interest capitalized during the years ended December 31, 2000, 1999 and 1998 totaled approximately $0, $0, and $1,333,000, respectively.

      STOCK ISSUED FOR SERVICES - Common stock was issued, or accrued for issuance, to directors in 2000, 1999, and 1998 for services, and was valued at the market value as of the date awarded. Included in marketing, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 is $12,500, $10,000 and $16,251, respectively, of expenses related to stock issued or accrued for services.

      EMPLOYEE STOCK COMPENSATION PLANS - The Company uses the intrinsic value method to account for stock options and similar stock-based employee compensation plans. The exercise price of stock options issued to employees equals the market price of the stock on the measurement date, and therefore, the Company does not record compensation expense on stock options granted to employees. Options granted to non-employees are valued at estimated fair value and charged to operations as earned. See Note 9 for discussion of the Company's stock options plans.

      EARNINGS PER SHARE - The Company follows the provisions of SFAS No. 128, "Earnings Per Share," in calculating basic and diluted earnings per share. Basic earnings per share considers only outstanding common stock in the computation. Diluted earnings per share gives effect to all potentially dilutive securities.

      OPERATING SEGMENTS - Management considers the Company's business to presently comprise a single operating segment, as that term is defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Through December 31, 2000, all of the Company's gaming operations were concentrated in Black Hawk, Colorado (see Note 15).

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company is party to an interest rate swap agreement, the purpose of which is to manage the Company's exposure to fluctuations in interest rates. The Company does not enter into derivative transactions for trading purposes. The interest rate swap is used to convert the interest rate on its Wells Fargo Bank debt from a floating rate to a fixed rate. Net amounts owed or receivable under the swap are included in interest expense (see Note 6).

      Although derivative financial instruments taken alone may expose the Company to varying degrees of market and credit risk in excess of amounts recognized in the financial statements, when used for hedging purposes, these instruments typically reduce overall interest rate risk. The Company controls the credit risk of its financial contracts through credit approvals, limits, and monitoring procedures. As the Company enters into derivative transactions only with high quality institutions, no losses associated with non-performance on its derivative financial instrument have occurred or are expected to occur.

      Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income net of taxes, and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

      Effective January 1, 2001, the Company recorded $368,000 gain (net of income taxes of $200,000) as a cumulative transition adjustment to income relating to derivatives not designated as hedges prior to the adoption of SFAS No. 133.

      USE OF ESTIMATES - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates used by the Company include the estimated useful lives for depreciable and amortizable assets and estimated cash flows in assessing the recoverability of long-lived assets. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications have been made in the 1998 and 1999 financial statements to conform to the classifications used in 2000. These reclassifications had no effect on the Company's financial position or net income.

      RECENTLY ISSUED ACCOUNTING STANDARDS - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company adopted SAB No. 101 during the fourth quarter of 2000 and the adoption did not affect the Company's consolidated financial statements for the year ended December 31, 2000.

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

      Through April 23, 1998, the land and improvements were leased by GHV from the Company and an affiliate of GVI for a fee, as defined in the Agreement, and the Company operated the Gilpin facility for a fee pursuant to a management agreement. In addition, the Company charged GHV a monthly fee for the use of land owned by the Company for parking for the benefit of casino customers. The Company's equity in earnings of GHV as reflected in the statements of income for the period January 1, 1998 to April 23, 1998 has been adjusted for elimination of the Company's share of fees and rentals it received from GHV.

      On April 24, 1998, the Company acquired the other 50% interest in GHV and related land for $10,000,000. The Company borrowed $10,000,000 under a $20,000,000 revolving line of credit with Wells Fargo Bank to finance the acquisition. The acquisition has been accounted for by the Company under the purchase method of accounting and, accordingly, GHV's results of operations subsequent to April 23, 1998, are included in the accompanying financial statements.

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

      Summarized income statement information of GHV for the period January 1, 1998, through April 23, 1998, during which GHV was accounted for under the equity method, is as follows:

      Net revenues                                        $ 9,948,008
      Operating costs                                      (5,252,437)
      Marketing, general and administrative expenses       (2,828,288)
      Depreciation and amortization                          (366,731)
      Interest                                               (149,743)
                                                          -----------
      Net income                                          $ 1,350,809
                                                          ===========

      Pro forma financial information for the Company, assuming the acquisition had occurred on January 1, 1998, is as follows:

      Net revenues                                $ 59,759,000

      Net income                                  $  3,856,000

      Earnings per share:
      Basic                                       $       0.96
      Diluted                                     $       0.91


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

      On November 12, 1996, the Company entered into an agreement with Diversified Opportunities Group, Inc. (Diversified) and BH Entertainment Ltd. (BH) (both affiliates of Jacobs) whereby Diversified, BH and the Company created the LLC in which the Company is a 75% member and the Jacobs' affiliates are a 25% member. Under the agreement, the Company and Diversified are joint managers of the LLC. In connection with the formation of the LLC, Diversified provided debt and equity financing to the Company.

5.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                                            2000          1999
                                                                                            ----          ----
      Reducing and revolving credit facility; a four year reducing and revolving facility totaling $65 million; interest accrues at either the prime rate published by Wells Fargo Bank or the LIBOR rate plus an applicable margin based upon financial ratios maintained by the Company (approximately 8.94% for the quarter ended December 31, 2000); four quarterly reductions in availability commenced July 2000 at $1,300,000 each, the next four quarterly reductions in availability commencing July 2001 of $2,750,000 each, with the following four quarterly reductions in availability commencing July 2002 of $3,250,000 each, until July 2003 when the balance of the facility is due. Substantially all of the assets of the Company, GHC and the LLC are pledged as
        collateral under the facility                                                  $29,900,000     $39,000,000

      Bonds payable; issued in two series with interest payments varying between 6.25%
        and 6.50%; principal and interest payments approximating $360,000 are due semi-annually beginning in June 2000 continuing until December 2011; secured by
        the street and other infrastructure improvements made by the LLC                 5,660,863       6,000,000

      Note payable; payments of $40,863, including principal and interest at 11.66%
        per annum due monthly through 2001, when the remaining principal and interest
        balance is due; secured by GHV equipment                                           420,910         799,162


      Other                                                                                    438             438
                                                                                       -----------     -----------
                                                                                        35,982,211      45,799,600
      Less current portion                                                                 783,587         737,740
                                                                                       -----------     -----------
      Total                                                                            $35,198,624     $45,061,860
                                                                                       ===========     ===========

      During 1999, the Company entered into a four-year reducing and revolving credit facility providing for maximum borrowings of $65,000,000. The reducing and revolving facility replaced a revolving credit facility, which had maximum borrowings of $20,000,000 and a construction credit facility, which provided for maximum borrowings of $40,000,000. The reducing and revolving credit facility contains a number of affirmative and negative covenants, which among other things require the Company to maintain certain financial ratios and refrain from certain actions without the approval of the bank syndicate group's concurrence. As of December 31, 2000, the Company is in compliance with all such debt covenants.

      On December 21, 2000, the Company entered into the first amendment to its existing reducing and revolving credit facility with an effective date of January 4, 2001, the acquisition date of the assets and operating business of the Gold Dust West Casino, Inc. (GDW) (see Note 15). On January 4, 2001, the Company borrowed $30,500,000 on this credit facility of which $27,650,000 was used to fund the acquisition. The first amendment to the Company's credit agreement increases the aggregate reducing and revolving credit facility to $75,000,000. Debt issue costs of $483,000 were incurred on this transaction and are being amortized over the life of the related debt. In addition, the reduction in the amount available under the facility was amended as follows: two quarterly reductions in availability will commence January 1, 2002 at $1,875,000 each, the next four quarterly reductions in availability are $2,812,500 each, with the following four quarterly reductions in availability of $3,750,000 each until April 16, 2004 when the remaining balance of the facility is due. Substantially all of the assets of the Company, GHC, LLC, and GDW are pledged as collateral under the facility.

      Scheduled principal payments at are as follows:

                                                        EFFECT OF
                                      AS OF           AMENDMENT AND      NET SCHEDULED
                                   DECEMBER 31,      JANUARY 4, 2001       PRINCIPAL
                                       2000             BORROWING           PAYMENTS
                                   ------------      ---------------     -------------
      2001                         $   783,587                            $   783,587
      2002                             386,916                                386,916
      2003                          30,313,273       $(22,000,000)          8,313,273
      2004                             441,426         52,500,000          52,941,426
      2005                             471,498                                471,498
      Thereafter                     3,585,511                              3,585,511
                                  ------------       ------------         -----------
      Total                        $35,982,211       $ 30,500,000         $66,482,211
                                   ===========       =============        ===========

      During 1998, the Company repaid debt of GHV totaling $3,557,595, including accrued interest of $62,827, in advance of the due date of the debt which resulted in an extraordinary gain of $46,192, net of income taxes of $27,129.

6.    DERIVATIVE FINANCIAL INSTRUMENT

      The Company is a party to an interest rate swap agreement with off-balance-sheet risk. This derivative financial instrument is used in the normal course of business to manage exposure to fluctuations in interest rates and involves market risk, as the instrument is subject to interest rate fluctuations and, potentially, credit risk. This derivative transaction is used to hedge interest rate risk in the Company's variable rate debt. The interest rate swap agreement provides that, on a quarterly basis, the Company pays a fixed rate of 5.18% on the notional amount of $35,000,000 and receives a payment based on LIBOR applied to the notional amount. Gains or losses on the interest rate exchange are included in interest expense as realized or incurred. As of December 31, 2000, the amount of loss the Company would incur if the counterparty failed to perform under the agreement would be equal to the net settlement and is not material. Neither the counterparty's nor the Company's obligations under the agreement are collateralized. The Company manages its exposure to credit risk related to the interest rate swap by selecting a counterparty with a high credit rating.

      On February 16, 2001, the Company terminated the interest rate swap agreement and concurrently entered into an new interest rate swap agreement, with the same counterparty, with an initial notional amount of $50,000,000 including scheduled reductions of $10,000,000 each at December 31, 2002 and December 31, 2003 until final maturity on April 16, 2004. The new interest rate swap agreement provides that, on a quarterly basis, the Company pays a fixed rate of 5.46% on the notional amount of $50,000,000 and receives a payment based on LIBOR applied to the notional amount. The fair value of the interest rate swap upon termination of approximately $166,000 was used to pay down the fixed interest rate to be paid by the Company.

7.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                            2000                                      1999
                               ---------------------------------        ---------------------------------------------
                                                      ESTIMATED                             ESTIMATED
                                 CARRYING                FAIR              CARRYING            FAIR
                                  AMOUNT                VALUE               AMOUNT            VALUE
                               -------------        -------------       ------------       -----------

      Liabilities - Debt        $(35,982,000)      $ (35,982,000)      $(45,800,000)      $(45,800,000)

      Off-Balance Sheet -
       Interest Rate Swap
       Agreement                                         568,000                             2,031,000

      The estimation methodologies utilized by the Company are summarized as follows:

      DEBT - The fair value of variable-rate debt is estimated to be equal to its carrying amount. The fair value of fixed rate debt is estimated to be equal to its carrying amount, based on the prevailing market interest rates for debt of similar dollar amount, maturity and risk.

      INTEREST RATE SWAP AGREEMENT - The fair value of the interest rate swap agreement was based on the present value of estimated payments that would be received by the Company over the term of the swap, based on the forward interest rate swap curve as of December 31, 2000 and 1999, respectively.

      The estimated fair value of the Company's other financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, have been determined to approximate carrying value based on the short-term nature of those financial instruments.

8.    WARRANTS

      The Company issued warrants to purchase shares of common stock to the underwriters of its initial public offering. The warrants were exercisable at any time during the period of four years commencing May 1994. On May 12, 1998, the warrants were exercised and 105,598 shares were issued at a price of $7.99 per share.

9.    STOCK OPTIONS

      The Company currently has two stock option plans: the 1994 Employees' Incentive Stock Option Plan (1994 Plan) and the 1996 Incentive Stock Option Plan (1996 Plan). The 1994 Plan provides for the grant of incentive stock options to officers, directors and employees of the Company for 300,000 shares of common stock. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options for 500,000 shares of common stock. At December 31, 2000, there were 19,150 shares available for future grants under the 1994 Plan and 29,300 shares were available for future grants under the 1996 Plan. Stock option transactions are summarized as follows:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                      NUMBER OF                    EXERCISE        EXERCISE PRICE
                                       SHARES                  PRICE PER SHARE        PER SHARE
                                      ---------                ----------------    --------------
      Outstanding at
       January 1, 1998                 642,863                 $ 5.63 - $ 6.19         $ 5.79
       Granted                         31,000                  $ 7.75 - $ 8.38         $ 8.35
       Exercised                       (98,000)                $ 5.63 - $ 6.19         $ 6.12
       Forfeited                       (29,950)                $ 5.63 - $ 6.19         $ 6.13

      Outstanding at
       December 31, 1998               545,913                 $ 5.63 - $ 8.38         $ 5.86
       Granted                         93,000                  $ 6.25 - $ 8.38         $ 7.23
       Exercised                       (22,863)                         $ 6.19         $ 6.19
       Forfeited                       (25,750)                $ 5.63 - $ 8.38         $ 5.71

      Outstanding at
       December 31, 1999               590,300                 $ 5.63 - $ 8.38         $ 6.07
       Granted                         45,000                           $ 6.46         $ 6.46
       Exercised                       (15,000)                         $ 6.19         $ 6.19
       Forfeited                       (4,250)                          $ 8.38         $ 8.38

      Outstanding at
       December 31, 2000               616,050                 $ 5.63 - $ 8.38         $ 6.08

      Options granted under the 1994 Plan generally vest proportionately over three years on June 30 following the grant date. Options granted under the 1996 Plan generally vest proportionately over three years on each of the first, second, and third anniversary dates of the grant. The number of stock option shares exercisable at December 31, 2000 was 500,383. These stock options have a weighted average exercise price of $5.85 per share.

      As discussed in Note 2, the Company follows the intrinsic value method to account for stock options issued to employees, resulting in no compensation expense since options are granted at market price. Had compensation cost for the Company's plans been determined based on the fair value of the options at the grant date, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                 2000                 1999                  1998
                                                ------               ------                ------
       Net income - as reported                $5,460,958           $5,422,798           $3,212,024
       Net income - pro forma                  $5,322,587           $5,233,447           $3,026,556

       Income per share - as reported:
         Basic                                 $     1.33           $     1.32           $     0.80
         Diluted                               $     1.31           $     1.30           $     0.75
       Income per share - pro forma:
         Basic                                 $     1.30           $     1.27           $     0.75
         Diluted                               $     1.28           $     1.25           $     0.71

      The weighted average fair value of the stock options granted was $4.06 in 2000, $4.60 in 1999 and $3.79 in 1998. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999, and 1998: risk-free interest rate of 5.11%, 5.50%, and 5.50%, respectively; expected dividend yield of 0%; expected life of three years; and expected volatility of 124.07%, 98.61% and 60.63%, respectively. The outstanding stock options at December 31, 2000 have a weighted average remaining contractual life of 6.12 years.

      On November 12, 1996, the Company issued options for 85,000 shares of common stock to non-employees, which vest one-third on each anniversary date of the grant. The fair value of the options was $333,200, which was amortized to operations over the vesting period. The consolidated financial statements for the years ended December 31, 2000, 1999 and 1998 reflect compensation expense of $0, $111,068 and $111,066, respectively, related to the vesting of the non-qualified options.

10.   EARNINGS PER COMMON SHARE

      The following table shows the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998:

                                  2000                                 1999                               1998
                -------------------------------------  --------------------------------------  -----------------------------------
                  INCOME         SHARES      EARNINGS     INCOME       SHARES       EARNINGS     INCOME      SHARES      EARNINGS
                (NUMERATOR)  (DENOMINATOR)  PER SHARE   (NUMERATOR)  (DENOMINATOR)  PER SHARE  (NUMERATOR) (DENOMINATOR) PER SHARE
                -----------  -------------  ---------  ------------  ------------- ----------  ----------- ------------- ---------
Basic
earnings
  per share:     $5,460,958     4,118,697    $ 1.33     $5,422,798    4,101,075      $ 1.32     $3,212,024    4,016,007   $ 0.80
                                             ======                                  ======                               ======
Effect of
  dilutive
  securities:

  Stock
  options
  and warrants                     51,263                                82,444                                 240,804
                                 --------                              --------                                 -------
Diluted
  earnings
  per share      $5,460,958     4,169,960    $ 1.31    $5,422,798     4,183,519     $ 1.30      $3,212,024    4,256,811  $ 0.75
                 ==========     =========    ======    ==========     =========     ======      ==========    =========  ======

11.   INCOME TAXES

      Income tax expense includes the following current and deferred provisions for the years ended December 31, 2000, 1999 and 1998:

                                       2000                1999                 1998
                                  -------------        ------------         ------------
       Current                     $ 2,574,652          $ 2,696,104         $ 2,249,999
       Deferred                        400,942              232,896            (349,911)
                                   -----------          -----------         -----------
       Total                       $ 2,975,594          $ 2,929,000         $ 1,900,088
                                   ===========          ===========         ===========


      Income tax expense includes the following federal and state components for the years ended December 31, 2000, 1999 and 1998:

                                       2000                1999                 1998
                                  -------------        ------------         ------------
       Federal                     $ 2,730,107          $ 2,562,875          $ 1,681,237
       State                           245,487              366,125              218,851
                                   -----------          -----------          -----------
       Total                       $ 2,975,594          $ 2,929,000          $ 1,900,088
                                   ===========          ===========          ===========

      The Company's income tax expense for the years ended December 31, 2000, 1999 and 1998 varies from the amount expected by applying the federal tax rate due to the following items:

                                                                   2000                  1999                 1998
                                                              --------------        --------------        -------------
       Expected federal income tax expense                      $ 2,868,428          $ 2,839,611           $ 1,722,413
       State income taxes, net of federal benefit                   258,158              258,906               164,642
       Other, net                                                  (150,992)            (169,517)               13,033
                                                                -----------          -----------           -----------
       Total                                                    $ 2,975,594          $ 2,929,000           $ 1,900,088
                                                                ===========          ===========           ===========


      Current income taxes payable of $225,000 and $212,000 as of December 31, 2000 and 1999, respectively, are included in accounts payable and accrued expenses. The Company's deferred income taxes at December 31, 2000 and 1999, are comprised of the following:

                                                                2000            1999
                                                            -----------     ----------
       Deferred income tax assets:
       Start-up costs and intangible assets                                 $   73,417
       Accrued expenses                                      $ 440,470         417,323
                                                             ---------      ----------
       Total gross deferred income tax assets                  440,470         490,740

       Deferred income tax liabilities:
       Land and gaming facilities basis differences            295,973         119,248
       Start-up costs and intangible assets                    173,947
                                                             ---------      ----------
       Total gross deferred income tax liabilities             469,920         119,248
                                                             ---------      ----------
       Net deferred income tax (liability) asset             $ (29,450)     $  371,492
                                                             =========      ==========

      Although realization is not assured, management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred income tax assets. A valuation allowance against deferred income tax assets at December 31, 2000 and 1999, is not considered necessary because management believes it is more likely than not the deferred income tax asset will be fully realized.

      The Internal Revenue Service is currently examining the Company's federal consolidated income tax return for the fiscal year ended December 31, 1998. The Internal Revenue Service has not proposed any preliminary adjustments in connection with the examination of the 1998 return. In the opinion of management, any tax liability arising from the examination will not have a material adverse impact on the Company's consolidated financial statements.

12.   RELATED PARTIES

      The Company and Diversified share a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC. For the first year of operations, the sharing ratio of this management fee was disbursed 60% to the Company and 40% to Diversified. For all subsequent periods of operations, the management fee is disbursed 50% to the Company and 50% to Diversified. During the periods ended December 31, 2000, 1999 and 1998, Diversified was paid $1,453,473, $1,274,033 and $556,885, respectively, for management fees from the LLC.

      An officer, director and significant stockholder of the Company and certain of his affiliates received an annual credit enhancement fee of 2% of the amount guaranteed, as defined, for personally guaranteeing the Company's construction loan. Total credit enhancement fees paid during the years ended December 31, 2000, 1999 and 1998 were $0, $226,693 and $546,487, respectively.

      Effective October 1, 1997, the Company entered into a one-year agreement with an affiliate of an officer, director and significant stockholder of the Company to assist the Company in its efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities. The Company extended the agreement on September 30, 1998 for six months, and again on March 31, 1999 through December 31, 1999. The annual cost to the Company under the agreement was $225,000, $225,000 and $225,000 for 2000, 1999, and 1998, respectively. Effective January 1, 2000, the Company extended the agreement for an additional two-years through December 31, 2002.

13.   IMPAIRMENTS

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

14.   COMMITMENTS AND CONTINGENCIES

      Along with the Company, the LLC and other LLC members were named as defendants in an action for trespass brought in late January 1998 by a company which claimed to have succeeded to rights of heirs of certain stockholders of a company which was dissolved under Colorado law in 1942. The action alleged that the long defunct company has certain reversionary rights to a strip of land included within the boundaries of The Lodge Casino property. The defendants, including the Company, and certain title insurance companies entered into a joint defense of the action with all parties reserving their respective rights. The action was dismissed without prejudice on January 3, 1999. A trustee was appointed by the court on December 22, 1998 to represent the purported interests of the former plaintiff, if any. The trustee filed an action similar to that described above in September 1999 against the previous defendants, including the Company, containing essentially the same allegations as in the previous case. The present action seeks to quiet title in the plaintiff to the alleged reversionary strip and further seeks monetary and injunctive relief against the Company for trespass. The Company is in the process of filing an answer to the action and does not believe the suit will result in any material liability; however, no assurance can be given in this regard.

      On June 25, 1999, a complaint against the LLC and John Does 1-3, which represent other casino projects upstream from the plaintiff, was filed by a casino which operates downstream from these casinos. The complaint alleges, among other things, that the plaintiff is being damaged by subsurface water flows onto its property from The Lodge Casino property and the properties of John Does 1-3. The LLC has denied all liability and has turned the matter over to its insurance carrier for defense. The Company does not believe the suit has merit and will continue to defend against the allegations alleged by the plaintiff. The Company does not believe the suit will result in any material liability; however, no assurance can be given in this regard.

      The Company is also involved in routine litigation arising in the ordinary course of business. These matters are believed by the Company to be covered by appropriate insurance policies.

      On January 1, 1997, the Gilpin Hotel Casino Employees' 401(k) Plan (the
      Plan) was organized and began accepting contributions on September 1, 1997. The Plan is a defined contribution plan covering eligible employees of the Company. The Plan allows eligible employees to make tax-deferred contributions that are matched by the Company up to a specified level. The Company contributed approximately $237,000, $161,000 and $92,000 to the Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

15.   SUBSEQUENT EVENT - ACQUISITION

      On January 4, 2001, the Company purchased the assets and operating business of a casino and motel located in Reno, Nevada known as the Gold Dust West Casino, Inc. (GDW) for $26,500,000. The Company obtained an appraisal of the assets of GDW at the date of acquisition and the total purchase price, including approximately $696,000 of transaction costs, was allocated to the GDW assets as follows:

      Cash                                                       $    45,000
      Land                                                         3,560,000
      Building, furniture, fixtures and equipment                  7,762,000
      Other assets                                                    96,000
      Goodwill                                                    15,733,000
                                                                 -----------
      Total purchase price                                       $27,196,000
                                                                 ===========

16.   SUBSEQUENT EVENT - STOCKHOLDER OFFER

      On February 26, 2001, the Company's largest shareholder, Chairman of the Board and Chief Executive Officer, Jeffrey P. Jacobs offered to acquire all of the outstanding shares of the Company that he does not already own, for $11.00 per share. A Special Committee appointed by the Board of Directors has employed independent legal counsel and financial advisors to assist it in analyzing the offer and to negotiate with Mr. Jacobs. Consummation of the transaction is subject to various conditions, including the successful negotiation and execution of definitive agreements, approval by the Company's Board of

      Directors and stockholders, the obtaining of various regulatory approvals, and Mr. Jacobs' ability to obtain financing necessary to complete the transaction. If a transaction with Mr. Jacobs occurs, it is anticipated that it would close in mid to late summer of 2001.

      On February 27, 2001, a stockholder of the Company filed a class action lawsuit against the Company and its Board of Directors in Colorado District Court for the County of Gilpin. The plaintiff alleges, among other things, that the buyout proposal is being dictated by Mr. Jacobs at a price which is grossly unfair and unconscionable to other stockholders and is designed to serve only his best interests. Further, the plaintiff alleges than an adequate process is not in place to seek other bids or to achieve the highest price attainable for the public's shares. The plaintiff alleges that Mr. Jacobs has proprietary corporate information and economic power which is unfair to public stockholders. Finally, the plaintiff alleges that the individual defendants are acting in concert with Mr. Jacobs and therefore breaching their fiduciary duties to the stockholders. The plaintiff seeks to enjoin the transaction, rescind the transaction if it is consummated, and recover unspecified compensatory or recissory damages and legal fees and costs.

      On March 1, 2001, another purported class action lawsuit was filed in the Colorado District Court, County of Gilpin against the Company and its Board of Directors. The allegations in this case essentially are, in essence, the same as those described immediately above. The relief sought by the plaintiffs is also essentially the same.

      The Company's Board of Directors believes that it and the Special Committee it has appointed have met and will continue to meet their respective fiduciary obligations. The Company believes both suits are without merit, both will be vigorously contested, and neither will result in a material liability; however, no assurance can be given in this regard.

17.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      In the opinion of management, the accompanying unaudited selected quarterly financial data reflects all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial performance of the Company for the periods presented. The accompanying unaudited selected quarterly financial data includes the accounts of the Company, its 75% share of the LLC and its 100% ownership interest in the GHV. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the accompanying unaudited quarterly financial data to conform to the accompanying consolidated financial statements. Most significantly, interest income and interest expense, which have been previously classified as components of operating income, have been presented as separate components after operating income.


                                                                       2000 QUARTERS
                                           ----------------------------------------------------------------------
SELECTED QUARTERLY DATA                       1ST             2ND            3RD          4TH           TOTAL
                                           -----------     -----------   -----------   -----------    -----------

Net revenues                               $22,285,306     $22,048,235   $22,188,157   $19,854,067    $86,375,765
Costs and expenses                          17,909,737      18,201,590    18,523,855    18,105,933     72,741,115
Interest Income                                 78,962          81,577        68,325        56,391        285,255
Interest Expense                               986,246         920,860       795,187       721,316      3,423,609
Minority interest                              655,514         597,394       590,669       216,167      2,059,744
                                           -----------     -----------   -----------   -----------    -----------
Income before income taxes                   2,812,771       2,409,968     2,346,771       867,042      8,436,552
Income tax expense                           1,012,600         867,600       844,823       250,571      2,975,594
                                           -----------     -----------   -----------   -----------    -----------
Net income                                 $ 1,800,171     $ 1,542,368   $ 1,501,948   $   616,471    $ 5,460,958
                                           ===========     ===========   ===========   ===========    ===========
Basic earnings per share                   $      0.44     $      0.38   $      0.36   $      0.15    $      1.33
                                           -----------     -----------   -----------   -----------    -----------
Dilutive effect of outstanding options                           (0.01)                      (0.01)         (0.02)
                                           -----------     -----------   -----------   -----------    -----------
Dilutive earnings per share                $      0.44     $      0.37   $      0.36   $      0.14    $      1.31
                                           ===========     ===========   ===========   ===========    ===========

Weighted average common shares outstanding:
  Basic                                      4,111,600       4,111,757     4,126,257     4,128,494      4,118,697
Dilutive effect of outstanding options:         25,364          53,487        72,043        58,003         51,263
                                           -----------     -----------   -----------   -----------    -----------
  Diluted                                    4,136,964       4,165,244     4,198,300     4,186,497      4,169,960
                                           ===========     ===========   ===========   ===========    ===========


                                                                       1999 QUARTERS
                                           ----------------------------------------------------------------------
SELECTED QUARTERLY DATA                       1ST             2ND            3RD          4TH           TOTAL
                                           -----------     -----------   -----------   -----------    -----------

Net revenues                               $19,756,041     $21,260,468   $23,279,186   $22,201,485    $86,497,180
Costs and expenses                          16,760,442      18,411,257    18,416,032    18,448,891     72,036,622
Interest Income                                  5,680          84,832        62,977        91,193        244,682
Interest Expense                             1,287,504       1,131,740     1,102,009     1,064,472      4,585,725
Minority interest                              209,291         349,903       684,176       524,347      1,767,717
                                           -----------     -----------   -----------   -----------    -----------
Income before income taxes                   1,504,484       1,452,400     3,139,946     2,254,968      8,351,798
Income tax expense                             541,650         522,850     1,090,000       774,500      2,929,000
                                           -----------     -----------   -----------   -----------    -----------
Net income                                 $   962,834     $   929,550   $ 2,049,946   $ 1,480,468    $ 5,422,798
                                           ===========     ===========   ===========   ===========    ===========
Basic earnings per share                   $      0.23     $      0.23   $      0.50   $      0.36    $      1.32
Dilutive effect of outstanding options                           (0.01)        (0.01)                       (0.02)
                                           -----------     -----------   -----------   -----------    -----------
Dilutive earnings per share                $      0.23     $      0.22   $      0.49   $      0.36    $      1.30
                                           ===========     ===========   ===========   ===========    ===========
Weighted average common shares outstanding:
  Basic                                      4,087,346       4,094,611     4,110,557     4,111,159      4,101,075
Dilutive effect of outstanding options:         98,507          79,153        54,331        24,745         82,444
                                           -----------     -----------   -----------   -----------    -----------
  Diluted                                    4,185,853       4,173,764     4,164,888     4,135,904      4,183,519
                                           ===========     ===========   ===========   ===========    ===========

                                     * * * *

Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

         DIRECTORS AND OFFICERS. The following sets forth certain information as of March 9, 2001 with respect to each of our directors and executive officers:

         Name                 Age            Position(s) Held
         ----                ----            ----------------
Jeffrey P. Jacobs             47             Chairman of the Board and Chief Executive Officer

Stephen R. Roark              53             President, Chief Financial Officer and a Director

Stanley Politano              51             Vice President, Secretary and Treasurer

Frank B. Day                  67             A Director

J. Patrick McDuff             52             A Director

Robert H. Hughes              60             A Director

Timothy Knudsen               47             A Director

Stephen P. Owendoff           57             A Director

         JEFFREY P. JACOBS, since 1995 has served as Chairman and Chief Executive Officer of Jacobs Entertainment, Inc., a company based in Cleveland, Ohio that has investments in gaming companies and ventures, including the Company and Colonial Holdings, Inc., which operates a horse-racing track and satellite wagering facilities. From 1975 to present, he has also served as President and Chief Executive Officer of Jacobs Investments, Inc., a company engaged in the development, construction and operation of residential and commercial real estate and entertainment projects in Ohio. Mr. Jacobs also served in the Ohio House of Representatives from 1982 until 1986. He is also Chairman and Chief Executive Officer of Colonial Holdings, Inc. which is a reporting company under the Securities Exchange Act of 1934. Mr. Jacobs became our Chief Executive Officer and Co-Chairman of the Company on November 12, 1996 and became Chairman on December 31, 1997.

         STEPHEN R. ROARK, has been employed as Chief Financial Officer since August 1993. Mr. Roark became a director in 1994. He was elected as our President in September 1995. Prior to that time he had been an independent consultant in the Denver area rendering financial and accounting assistance to companies in the public marketplace. Mr. Roark has 17 years of public accounting experience having served as a partner with a large local accounting firm and as a partner with a national accounting firm. Mr. Roark was with Hanifen, Imhoff and Prudential Securities, Inc. for three years and is a member of the American Institute of Certified Public

Accountants and the Colorado Society of Certified Public Accountants. Mr. Roark obtained his B.S.B.A. in Accounting from the University of Denver in 1973.


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

         FRANK B. DAY, Chairman of the Board, Chief Executive Officer and President of Rock Bottom Restaurants, Inc., has been employed since January 1980 as President of Concept Restaurants, Inc., and Managing General Partner of the Hotel Boulderado in Boulder, Colorado since August 1982. Concept Restaurants, Inc. owns or operates twelve full service restaurants in Colorado front range communities. From 1959 to present, Mr. Day has owned and operated food service and hospitality facilities in Illinois, Michigan, Wisconsin, and Colorado. He attended Harvard University from 1950 to 1956 and received B.A. and M.B.A. degrees. Mr. Day is also an active real estate investor and is active in many civic and nonprofit organizations, having served as a director of the Boulder Chamber of Commerce (September 1988 to September 1991) and Downtown Boulder, Inc. (from June 1987 to June 1990). Mr. Day has been one of our directors since 1992.

         J. PATRICK MCDUFF, has served as a director and Chairman of our Audit Committee since 1994 and has over 28 years of executive level management experience in community and regional commercial banks. He also has extensive experience in lending to companies in the hospitality and restaurant industries. Mr. McDuff was instrumental in the formation of a community bank, Vectra Bank, which became a publicly traded company. Subsequently that startup bank was sold to Zion's Bancorporation. Mr. McDuff was also instrumental in the formation of ClearSpring Pharmacy, LTD., which is a new retail concept that combines traditional prescription pharmaceuticals with homeopathic medicines and non-prescription drugs. Its first store opened in January of 2001. Mr. McDuff is currently President of McDuff Interests, LLC, a business consulting firm that specializes in financial management, marketing and sales. That entity is also a direct participant in various real estate development projects.

         Mr. McDuff attended the University of Arkansas from 1966 to 1972 and received a B.S.B.A. degree in Finance and Commercial Banking. Mr. McDuff is active in many civic and non-profit organizations, having served as a director of Boulder Center YMCA, Boulder Valley Rotary Club, and Longs Peak Council of the Boy Scouts of America. Additionally, Mr. McDuff served as President of the Boulder Valley Rotary Club.

         ROBERT H. HUGHES, served as Chief Financial Officer of Jacobs Investments, Inc. from 1993 until May 1999 when he retired. Mr. Hughes was a partner in charge of the audit department of the Cleveland office of the accounting firm of Deloitte & Touche LLP until his retirement in 1991. Mr. Hughes is a certified public accountant (retired). Mr. Hughes serves as a member of the Board of Directors of Colonial Holdings, Inc., a reporting company under the Securities Exchange Act of 1934. Mr. Hughes has been one of our directors since November 12, 1996.

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

         STEPHEN P. OWENDOFF, is a Partner in the Cleveland law firm of Hahn Loeser & Parks LLP. He has been a partner in this firm since 1977, and prior to that was an associate. He heads the Business Practice Area of this firm, and has a general corporate practice, including public and private security offerings for issuers and underwriters, acquisitions and sales with businesses, including branch acquisitions and dispositions for financial institutions. He received his undergraduate degree from Kent State University, Kent, Ohio and his law degree from Georgetown University Law Center in Washington, D.C. Mr. Owendoff is active in many civic and non-profit organizations in Cleveland, Ohio.

         COMMITTEE OF OUR BOARD OF DIRECTORS. Our Board of Directors has two standing committees whose members for 2001 are as follows:

            Audit             Compensation
           ------             ------------
    Robert H. Hughes          Frank B. Day
    J. Patrick McDuff         Timothy Knudsen
    Frank B. Day              Robert H. Hughes

         In addition, the Board has created a Special Committee consisting of Messrs. McDuff, Day and Knudsen in connection with the Jacobs' proposal described in Item 1 above.

                  AUDIT COMMITTEE--THREE MEETINGS FOR YEAR 2000

         We have adopted an Audit Committee Charter which was attached to our Annual Proxy Statement dated May 8, 2000. The Charter requires our Audit Committee to undertake a variety of activities designed to assist our Board of Directors in fulfilling its oversight role regarding our auditors' independence, our financial reporting process, our systems of internal control and compliance with applicable laws, rules and regulations. The Charter also makes it clear that the independent auditors are ultimately accountable to the Board of Directors and the Audit Committee, not management.

         The members of our Audit Committee for 2000 were J. Patrick McDuff, Robert H. Hughes and Stephen P. Owendoff.

                COMPENSATION COMMITTEE--ONE MEETING FOR YEAR 2000

         The function of our Compensation Committee is review and approval of compensation and benefit programs for key executives and administration of our stock options plans. See "Compensation Committee Report on Executive Compensation" below.

         The members of our Compensation Committee for 2000 were Frank B. Day, Robert H. Hughes and Timothy Knudsen.

         Each member of our Board of Directors attended at least 75% of all meetings of the Board and of each committee on which he served.

         There are no family relationships between or among any directors or executive officers and, except as set forth in the above resumes, none serve as a director of any company required to file reports under the Securities Exchange Act of 1934 or which is registered under the Investment Company Act of 1940.

         The number of shares of Common Stock held by each of our directors and executive officers is set forth under Item 12 hereof.

Item 11. Executive Compensation.
-------  ----------------------

         COMMITTEE INTERLOCKS; CASH COMPENSATION. None of the members of the Compensation Committee is or has been an officer or employee, nor do they serve on the compensation committee, of any company related to or affiliated with us. No member of the Compensation Committee is an executive officer of another entity for whom any of our executive officers serves as a director or officer. The following table sets forth information regarding the compensation paid by us for services rendered in all capacities during 1998, 1999 and 2000 to (i) our Chief Executive Officer, and (ii) our other named executive officers whose total annual compensation for 2000 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation                 Long-Term Compensation
                                     -----------------------------    ------------------------------------
                                                                             Awards          Payouts
                                                                      -------------------------------------
                                                                                     Securities
                                                          Other                        Under-
                                                          Annual      Restricted       lying                      All Other
                                                          Compen-       Stock         Options/     LTIP            Compen-
    Name of                 Year      Salary    Bonus     sation       Award(s)         SARs      Payouts           sation
Officer/Director                        ($)      ($)        ($)          ($)            (#)         ($)               ($)
-----------------          ------     -------   -----    --------    ------------    ---------   ----------      -----------
Jeffrey P. Jacobs          1998       200,000   50,000       --          --              --         --                --
Chief Executive Officer
                           1999       300,000  137,000       --          --              *          --                --

                           2000       300,000   75,000       --          --            45,000       --                --

Stephen R. Roark           1998       138,000   35,000       --          --              --         --                --
President
                           1999       220,000   60,000       --          --            45,000       --                --

                           2000       250,000   62,500       --          --              --         --                --


Antone R. Cook             1998       175,000   35,000       --          --             --          --                --
Vice President*
                           1999       240,000   60,000       --          --            30,000       --                --

                           2000       230,800     --         --          --             --          --              115,000*

Stanley Politano           1998       102,000   15,000       --          --             --          --                --
Vice President-
                           1999       106,000   20,000       --          --            15,000       --                --

                           2000       111,000   20,000       --          --             --          --                --


* Mr. Cook resigned on November 20, 2000 and received $115,000 in severance pay.

         COMPENSATION ARRANGEMENTS. Effective January 1, 2000, we entered into a three year employment agreement with Mr. Jacobs which contains customary terms and conditions and which provides for a base salary of the greater of $300,000 per year or 1.5% of our earnings before interest, taxes, depreciation and amortization ("EBITDA") (up to $50 million) each year. Mr. Jacobs is also entitled to receive a bonus of not less than 25% nor more than 40% of his base salary with the percentage to be established by our Compensation Committee. Mr. Jacobs is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause. In addition, he is entitled to one year's base salary if another company acquires us, our assets are sold to another company or there is a 50% change in the ownership of our common stock, unless Mr. Jacobs continues his employment or unless Mr. Jacobs is a participant in any such transaction.

         Effective May 1, 1999, and amended on January 1, 2000, we entered into a three year and eight month employment agreement with Mr. Roark which contains customary terms and conditions and which provides for a base salary of the greater of $250,000 per year or 1.05% of our EBITDA (up to $50 million) each year. Mr. Roark is also entitled to receive a bonus of not less than 25% nor more than 40% of his base salary with the percentage to be established by our Compensation Committee. Mr. Roark is entitled to the present value of his base salary for the unexpired term of the agreement if he is terminated without cause. In addition, he is entitled to one year's base salary if another company acquires us, our assets are sold to another company or there is a 50% change in the ownership of our common stock, unless Mr. Roark continues his employment or unless Mr. Roark is a participant in any such transaction.

         Effective November 22, 1999, we entered into a three year employment agreement with Stanley Politano which contains customary terms and conditions and which provides for a salary of $111,000 per year, which increases $5,000 in years two and three. He is eligible for a bonus at the discretion of our Compensation Committee.

         COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION. The Compensation Committee endeavors to ensure that the compensation program for our executive officers is effective in attracting and retaining key executives responsible for our success and is tailored to promote our long-term interests and that of our stockholders. Our executive officer compensation program in the fiscal year 2000 was principally comprised of base salary, a cash bonus and long-term incentive compensation in the form of incentive stock options or non-qualified stock options.

         The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation for our Chief Executive Officer and his recommendations regarding the other executive officers. In particular, the Compensation Committee considers several financial performance measures, including revenue growth, net income and EBITDA levels. However, in 2000 we did not apply any specific quantitative formula in making compensation decisions. Rather, salary levels for our three highest paid executives was determined in accordance with previously negotiated employment agreements described above. In making bonus determinations, the Compensation Committee considered our record revenues, net income, EBITDA and management's year long efforts in obtaining Nevada gaming licenses and closing the Gold Dust Casino acquisition. We also consider contributions of our officers, including dedication and loyalty that, while difficult to quantify, are important to our company's long-term success. The Compensation Committee seeks to create a mutuality of interest between our executive officers and our stockholders by increasing the executive officers' ownership of our company's common stock through our stock option plans.

         Salary levels for our executive officers are significantly influenced by the need to attract and retain management employees with high levels of expertise. In each case, consideration is given both to personal factors, such as the individual's experience, responsibilities and work performance, and to external factors, such as salaries paid by comparable companies in the gaming and casino entertainment industry. With regard to the latter, it is important to recognize that because of the opening of new properties in Black Hawk, Colorado in 1999 and 2000, the scheduled openings of new properties in 2001, and the growth of casinos in Nevada, riverboat and dockside gaming, expanding Native American gaming operations and the proliferation of jurisdictions in which gaming is permitted, our company competes with numerous other companies for experienced and skilled personnel. Therefore, it is critical that we provide compensation arrangements that are competitive in the casino industry.

         With respect to the personal factors, the Compensation Committee makes salary bonus and stock option grant decisions in a review based on the recommendations of the Chief Executive Officer. This review considers the decision-making responsibilities of each position as well as the experience and work performance of each executive. The Chief Executive Officer views work performance as the single most important measurement factor. With respect to the Chief Executive Officer, the Compensation Committee considers a variety of factors, including company financial performance, prospects for company growth, vision, leadership and ability to obtain and retain other key executives.

         The Compensation Committee approves all employment agreements with key executive officers with the philosophy and policies described above in mind.

                  /s/      Compensation Committee Members

                  /s/      Timothy Knudsen
                  /s/      Robert H. Hughes
                  /s/      Frank B. Day

         STOCK OPTION PLANS. We currently have two stock option plans: our 1994 Employees' Incentive Stock Option Plan ("1994 Plan") and the 1996 Incentive Stock Option Plan ("1996 Plan"). The 1994 Plan provides for the grant of incentive stock options to our officers, directors and employees. Under the terms of the 1994 Plan, as amended, 300,000 shares of our Common Stock were reserved for issuance to key employees. The 1996 Plan provides for the grant of stock options, including incentive stock options and non-qualified stock options. Under the terms of the 1996 Plan, 500,000 shares of our Common Stock were reserved for issuance to key employees and other persons. At March 9, 2001, there were 20,150 shares available for future grants under the 1994 Plan and 100,600 shares were available for the future grants under the 1996 Plan.

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

         Options granted to the Executive Officers named in the table above during 2000 were as follows:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR*

                             Individual Grants
----------------------------------------------------------------------------
                                     Percent of                                Potential Realizable Value    Alternative to
                       Number of        Total                                  at Assumed Annual Rates        (f) and (g)
                      Securities       Options/                               of Stock Price Appreciation      Grant Date
                      Underlying         SARs                                       for Option Term              Value
                       Options/       Granted to                              ----------------------------  ----------------
                         SARs          Employees     Exercise or      Expi-
                       Granted         in Fiscal     Base Price      ration                                   Grant Date
Name                     (#)             Year          ($/Sh)         Date        5% ($)      10% ($)       Present Value $
(a)                      (b)             (c)             (d)          (e)          (f)          (g)              (h)
--------              ----------     ------------    -----------     -------     -------     --------       ---------------
Jeffrey P. Jacobs       45,000           100            6.40         1-1-06      $79,569     $175,826             N/A


         No options were exercised by the Executive Officer named in the table above during 2000 and no options were repriced. The following table provides information regarding unexercised stock options held by the Executive Officers named above as of December 31, 2000.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                              Number of
                                                                             Securities                  Value of
                                                                             Underlying                Unexercised
                                                                             Unexercised               in-the-Money
                                                                             Options/SARs              Options/SARs
                                       Shares                            at Fiscal Year End          at Fiscal Year End
                                      Acquired                                   (#)                        ($)
                                         on                   Value
                                      Exercise              Realized        Exercisable/                Exercisable/
  Name                                   (#)                   ($)          Unexercisable              Unexercisable

   (a)                                   (b)                   (c)               (d)                        (e)
--------                             ----------             ---------    -------------------        -------------------

Jeffrey P. Jacobs                        --                    --            70,000/45,000              78,400/13,050

Stephen R. Roark                         --                    --           167,500/30,000             168,100/14,100

Stanley Politano                         --                    --            75,000/10,000               79,100/5,000


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

               AMONG BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                THE S&P 500 INDEX AND THE DOW JONES CASINOS INDEX

                                                            Dow Jones                   Black Hawk Gaming &
                              S&P 500                    Casinos Index              Development Company, Inc.
                              -------                    -------------              -------------------------

12/31/00                       233.99                       134.12                           125.58
12/31/99                       256.77                       106.72                           109.30
12/31/98                       212.08                        65.01                           146.51
12/31/97                       164.36                        87.02                           120.93
12/31/96                       123.18                        83.04                            90.70
12/31/95                       100.00                       100.00                           100.00

---------------
* $100 INVESTED ON DECEMBER 31, 1995 IN STOCK OR INDEX--INCLUDING REINVESTMENT OF DIVIDENDS.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 9, 2001 for: (a) each of our directors and our executive officers; (b) all of our directors and executive officers as a group; (c) each person known by us to be a beneficial owner of more than 5% of our common stock. All information with respect to beneficial ownership by our directors, executive officers or beneficial owners has been furnished by the respective director, officer or beneficial owner, as the case may be. Unless indicated otherwise, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

                                                                                              Percentage of
                                                                                              Common Stock
                                                          Beneficially Owned              Beneficially Owned(3)
                                             ------------------------------------------   ---------------------
        Name                                 Shares           Options(1)
        ----                                 ------           -------

Jeffrey P. Jacobs                           1,333,333(2)       85,000                             33.7%
Diversified Opportunities Group Ltd.
c/o Jacobs Entertainment Ltd.
425 Lakeside Avenue
Cleveland, Ohio  44114

Stephen R. Roark                               28,571         182,500                              4.9%
240 Main Street
Black Hawk, Colorado  80422

Stanley Politano                                  619          75,000                              1.8%
240 Main Street
Black Hawk, Colorado  80422

Frank B. Day                                  476,922          20,000                             12.0%
248 Centennial Parkway, Suite 100
Louisville, Colorado  80302

J. Patrick McDuff                               1,513          13,250                               *
1375 Walnut
Boulder, Colorado  80302

Robert H. Hughes                                1,701          15,000                               *
27459 Hemlock Drive
West Lake, Ohio  44145


Timothy Knudsen                                 1,102           1,000                               *
213 Vista Circle
North Olmstead, Ohio  44070

Stephen P. Owendoff, Esq.                         419             --                                *
Hahn Loeser & Parks LLP
3300 BPAmerica Building
300 Public Square

Robert D. Greenlee                            483,113             --                              11.7%
2060 Broadway, Suite 400
Boulder, Colorado  80302

Officers and Directors as                   1,844,180        391,750                              49.5%
  a group (eight persons)


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

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         In 1996 we formed Black Hawk/Jacobs Entertainment LLC ("LLC"), a Colorado limited liability company owned 75% by us, 24% by Black Hawk Entertainment Ltd. and 1% by Diversified Opportunities Group Ltd., affiliates of Jeffrey P. Jacobs, our Chief Executive Officer, for the purpose of developing and operating The Lodge Casino. We share with the Jacobs' affiliates a management fee of 5% of adjusted gross gaming proceeds for the gaming operations of the LLC on a 50%-50% basis. We also share profits and losses with the Jacobs' affiliates on a basis of 75% to us and 25% to them. During the year ended December 31, 2000, the Jacobs' affiliates received $1,453,473 in management fees from the LLC and they were allocated $2,059,744 in profits.

         In order to assist us in our efforts to research, develop, perform due diligence and possibly acquire new gaming opportunities, we entered into an agreement with Premier One Development Company, Inc. ("Premier") effective October 1, 1997. Premier is an affiliate of Mr. Jacobs and it employs several people to perform the services set forth above. This agreement was renewed at the same annual rate for a two year period effective January 1, 2000. The amount paid or accrued by us during calendar 2000 for these services was $225,000.

         The agreements described above were negotiated at arm's length between Mr. Jacobs and his affiliates and our disinterested officers and directors and are deemed by our management to be fair and in our best interests and that of our shareholders.


         See Items 1 and 3 above for information concerning an offer by the Jacobs' affiliates to acquire shares of our stock which they do not currently own.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------  ---------------------------------------------------------------

 (a)     (1)     Financial Statements.
                 --------------------

                 See Item 8 hereof

         (2)     Financial Statement Schedules--None

 (b)     Reports on Form 8-K Filed During the Registrant's
         -------------------------------------------------
         Fourth Fiscal Quarter:
         ----------------------

                 None


 (c)     Exhibits Filed Herewith or Incorporated by Reference to
         -------------------------------------------------------

         Previous Filings with the Securities and Exchange Commission:
         -------------------------------------------------------------

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

-------------------

(3) Filed as exhibits to our Reports on Form 8-K are the following, which are incorporated by reference:

     DATE OF
     FILING                            EXHIBIT
     --------                          --------
   March 1, 1994                Item 5.  Other Events--Contract to purchase
                                Millsite 31.
   August 10, 1994              Item 5.  Other Events--Completion of contract to
                                purchase Bricktown and substantially completed contract to purchase "Maverick Poker" n/k/a Prospector JackPot Poker.
   September 6, 1994            Item 5.  Other Events--Two option agreements, through
                                the Gilpin Hotel Venture, to purchase land, buildings
                                and equipment of Dolly's Casino, Inc.
   October 6, 1994              Item 5.  Other Events--Agreement, through the Gilpin
                                Hotel Venture, with Cloverleaf Kennel Club.
   November 14, 1994            Item 2.  Acquisition or Disposition of Assets (Dolly's
                                Casino, Inc. Pro Forma Financial Statements).
   December 30, 1994            Item 5.  Other Events--Jacobs Entertainment, Inc. Joint
                                Venture and Purchase of Millsite 32.


   March 24, 1995               Item 5. Other Events--Amendment of Jacobs Entertainment,
                                Inc./Black Hawk Gaming Joint Venture agreement.
   December 4, 1996             Item 5.  Other Events--Amended and Restated Purchase
                                Agreement and several ancillary agreements with Jacobs'
                                affiliates.
   March 27, 1997               Item 5.  Other Events--Wells Fargo Bank
                                Credit Agreement
   November 20, 1997            Item 5.  Other Events--Letter of Intent re:  GHV
                                acquisition.
   January 1, 1998              Item 2.  Acquisition of Gilpin Ventures,
                                Inc.--Definitive Agreement.
                                Item 5.  Other Events--Conversion of notes by
                                officers.
   April 28, 1998               Item 2.  Acquisition of Gilpin Ventures, Inc.--
                                Stock Purchase Agreement.
                                Item 5.  Other Events--Wells Fargo Credit Agreement.
   June 1, 1998                 Item 7.  Pro Forma Financial Statements--GVI acquisition.
   April 16, 1999               Item 5.  Other Events--Wells Fargo Credit Agreement.
   December 15, 1999            Item 5.  Other Events--Amendment No. 1 to Understanding
                                as to Joint Venture Agreement
   January 19, 2000             Item 5.  Other Events--Asset Purchase Agreement-Gold
                                Dust West.
   January 10, 2001             Items 2 and 7.  First Amendment to Credit Agreement.

(4) Filed as an Exhibit to our Report on Form 10-Q is the following, incorporated herein by reference.

    Date of Filing                              Exhibit
    --------------                              -------
    July 29, 1999             10.99.1--Employment Agreement--Stephen R. Roark

(5) Filed as Exhibits to our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

  Exhibit No.                         Description
  -----------                         -----------
  10.99-2              Executive Employment Agreement--
                       Jeffrey P. Jacobs
  10.99-3              Amendment No. 1 to Executive Employment
                       Agreement--Stephen R. Roark
  10.99-4              Employment Agreement--Stanley Politano
  10.99-5              Agreement--Premier One Development Company, Inc.

(6) Filed herewith:

  Exhibit No.                          Description
 ------------                          -----------
  01.10-23-1           Accountants' Consent

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

                                    BLACK HAWK GAMING &
                                    DEVELOPMENT COMPANY, INC.


Date:  March 29, 2001                   By:/s/ Jeffrey P. Jacobs
                                           ------------------------------------
                                   Jeffrey P. Jacobs, Chairman and
                                             Chief Executive Officer


Date:  March 29, 2001                      /s/ Stephen R. Roark
                                           ------------------------------------
                                           Stephen R. Roark, President
                                           and Chief Financial  and
                                           Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                 Title                            Date
        ---------                                 ------                           -----

/s/ Jeffrey P. Jacobs                             Director                        March 29, 2001
-----------------------------------
Jeffrey P. Jacobs

/s/ Stephen R. Roark                              Director                        March 29, 2001
---------------------------------
Stephen R. Roark

/s/ Frank B. Day                                  Director                        March 29, 2001
-------------------------------------
Frank B. Day

/s/ J. Patrick McDuff                             Director                        March 29, 2001
------------------------------------
J. Patrick McDuff

/s/ Robert H. Hughes                              Director                        March 29, 2001
---------------------------------
Robert H. Hughes

/s/ Timothy Knudsen                               Director                        March 29, 2001
---------------------------------
Timothy Knudsen

/s/ Stephen P. Owendoff                           Director                        March 29, 2001
--------------------------------
Stephen P. Owendoff

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
01.10-23-1                Consent of Deloitte & Touche LLP