Form 10-Q
period 2001-03-31
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2001-05-18
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
                               --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                             4,130,666 shares
------------                                      ------------------------------
   Class                                          Outstanding as of May 18, 2001

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 2001

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                        1

                  Consolidated Statements of Income for the three months
                  ended March 31, 2001 and 2000                                2

                  Consolidated Statement of Stockholders' Equity
                  for the three months ended March 31, 2001                    3

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000                         4

                  Notes to Consolidated Financial Statement                  5-7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-17

         Item 3.  Quantitative and Qualitative Disclosure
                  about Market Risk                                           18

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           19

         Item 2.  Changes in Securities                                       19

         Item 3.  Defaults Upon Senior Securities                             19

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                            19

         Item 5.  Other Information                                           19

         Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                                    20

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------



                                                                           MARCH 31,       DECEMBER 31,
                                                                        2001 (UNAUDITED)      2000
                                                                        ----------------  -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $  12,640,254    $   8,518,464
  Accounts receivable                                                        1,229,734          740,804
  Inventories                                                                  578,526          535,231
  Prepaid expenses                                                           1,328,630          671,546
  Deferred income tax                                                          777,253          440,470
                                                                         -------------    -------------
      Total current assets                                                  16,554,397       10,906,515

LAND                                                                        18,799,427       15,239,426

GAMING FACILITIES:
  Building and improvements                                                 63,489,364       58,283,231
  Equipment                                                                 21,403,396       18,487,936
  Accumulated depreciation                                                 (15,469,922)     (14,134,293)
                                                                         -------------    -------------
     Total gaming facilities                                                69,422,838       62,636,874

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,744,694
     and $1,369,615, respectively                                           20,760,018        5,374,461
  Other assets                                                               2,656,846        3,318,973
                                                                         -------------    -------------

TOTAL                                                                    $ 128,193,526    $  97,476,249
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $  10,596,222    $  10,222,065
  Current portion of long-term debt                                            184,541          783,587
                                                                         -------------    -------------
      Total current liabilities                                             10,780,763       11,005,652

LONG-TERM DEBT AND OTHER LIABILITIES:
  Reducing and revolving credit facility                                    60,400,000       29,900,000
  Bonds payable                                                              5,298,624        5,298,624
                                                                         -------------    -------------
      Total long-term debt                                                  65,698,624       35,198,624

  Other liabilities                                                            685,509
  Deferred tax liability                                                       648,925          469,920
                                                                         -------------    -------------

      Total liabilities                                                     77,813,821       46,674,196
                                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            7,178,979        8,739,694

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,128,666 and 4,126,757 shares issued and outstanding, respectively           4,129            4,127
  Additional paid-in capital                                                18,582,036       18,569,538
  Accumulated other comprehensive loss                                        (270,207)
  Retained earnings                                                         24,884,768       23,488,694
                                                                         -------------    -------------
        Total stockholders' equity                                          43,200,726       42,062,359
                                                                         -------------    -------------

TOTAL                                                                    $ 128,193,526    $  97,476,249
                                                                         =============    =============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE MONTH ENDED MARCH 31, 2001 AND  2000
--------------------------------------------------------------------------------


                                                                                                       PERCENTAGE
                                                                    MARCH 31,                DOLLAR     INCREASE
                                                              2001            2000         DIFFERENCE  (DECREASE)
                                                          ------------    ------------    ------------ ----------
REVENUES:
  Casino revenue                                          $ 24,236,210    $ 21,271,803    $  2,964,407       14 %
  Food and beverage revenue                                  2,837,610       2,373,287         464,323       20 %
  Hotel revenue                                                310,428         254,564          55,864       22 %
  Other                                                        765,541         114,048         651,493      571 %
                                                          ------------    ------------    ------------

      Total revenues                                        28,149,789      24,013,702       4,136,087       17 %

      Promotional allowances                                 4,062,576       3,745,481         317,095        8 %
                                                          ------------    ------------    ------------

      Net revenues                                          24,087,213      20,268,221       3,818,992       19 %
                                                          ------------    ------------    ------------

COSTS AND EXPENSES:
  Casino operations                                          7,728,749       6,385,606       1,343,143       21 %
  Food and beverage operations                               2,523,687       2,037,949         485,738       24 %
  Hotel operations                                             216,225         171,139          45,086       26 %
  Marketing, general and administrative                      7,593,356       5,888,210       1,705,146       29 %
  Depreciation and amortization                              1,908,524       1,409,748         498,776       35 %
                                                          ------------    ------------    ------------

      Total costs and expenses                              19,970,541      15,892,652       4,077,889       26 %
                                                          ------------    ------------    ------------

OPERATING INCOME                                             4,116,672       4,375,569        (258,897)      (6)%

  Interest income                                               75,314          78,962          (3,648)      (5)%
  Interest expense                                          (1,571,334)       (986,246)       (585,088)      59 %
                                                          ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES             2,620,652       3,468,285        (847,633)     (24)%

MINORITY INTEREST                                              439,286         655,514        (216,228)     (33)%
                                                          ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                   2,181,366       2,812,771        (631,405)     (22)%

INCOME TAXES                                                   785,292       1,012,600        (227,308)     (22)%
                                                          ------------    ------------    ------------

NET INCOME                                                $  1,396,074    $  1,800,171    $   (404,097)     (22)%
                                                          ============    ============    ============


BASIC EARNINGS PER SHARE                                  $       0.34    $       0.44    $      (0.10)     (23)%

Dilutive effect of outstanding options                           (0.01)                          (0.01)
                                                          ------------    ------------    ------------

DILUTED EARNINGS PER SHARE                                $       0.33    $       0.44    $      (0.11)     (25)%
                                                          ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                                   4,128,842       4,111,600

     Dilutive effect of outstanding options                    128,015          25,364
                                                          ------------    ------------

     DILUTED                                                 4,256,857       4,136,964
                                                          ============    ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                 ADDITIONAL               COMPREHENSIVE
                                                            COMMON STOCK           PAID-IN     RETAINED       INCOME
                                                       SHARES          AMOUNT      CAPITAL     EARNINGS        LOSS        TOTAL
                                                       ------          ------      -------     --------        ----        -----
BALANCES,
  JANUARY 1, 2001                                      4,126,757          4,127   18,569,538  23,488,694                 42,062,359
  Stock issued for compensation                            1,909              2       12,498                                 12,500
  Comprehensive income:
    Transition adjustment as a result of
      the adoption of Statement of Financial
      Accounting Standards No. 133                                                                             367,941      367,941
    Unrealized loss on interest rate swap                                                                     (598,726)    (598,726)
    Reclassification adjustment for amortization of
      cumulative transition adjustment, included in
      net income                                                                                               (39,422)     (39,422)
    Net income                                                                                 1,396,074                  1,396,074
                                                     -----------    -----------  ----------- -----------   -----------  -----------
        Total Comprehensive Income                                                                                        1,125,867
                                                                                                                        -----------

BALANCES,
  MARCH 31, 2001                                       4,128,666          4,129   18,582,036  24,884,768      (270,207)  43,200,726
                                                     ===========    ===========  =========== ===========   ===========  ===========

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                  2001            2000
                                                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                                  $  1,396,074    $  1,800,171
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               1,908,524       1,217,607
     Change in fair value of interest rate swap, net                               257,524
     Gain on sale of equipment                                                                     (19,496)
     Minority interest                                                             439,286         655,514
  Changes in operating assets and liabilities, net of the effects of acquisition:
     Accounts receivable                                                          (488,930)         14,362
     Inventories                                                                    23,163         (17,008)
     Prepaid expenses and other assets                                            (769,470)        (52,666)
     Accounts payable and accrued expenses                                         374,157        (991,376)
                                                                              ------------    ------------
        Net cash provided by operating activities                                3,140,328       2,607,108
                                                                              ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                      614          19,950
  Equipment purchases and additions to gaming facilities                          (361,359)       (261,231)
  Acquisition costs related to the Gold Dust West                                                  (81,894)
  Deposit related to the Gold Dust West                                                           (500,000)
  Acquisition of the Gold Dust West, net of cash acquired                      (26,000,000)
                                                                              ------------    ------------
        Net cash used in investing activities                                  (26,360,745)       (823,175)
                                                                              ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from reducing and revolving credit facility                          36,500,000
  Payments on bonds                                                               (178,136)       (175,000)
  Payments on long term debt and note payable                                   (6,420,910)       (100,264)
  Payments to amend reducing and revolving credit facility                        (571,247)
  Distributions to minority interest owner                                      (2,000,000)       (268,982)
  Other                                                                             12,500          10,000
                                                                              ------------    ------------
        Net cash provided by (used in) financing activities                     27,342,207        (534,246)
                                                                              ------------    ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                        $  4,121,790    $  1,249,687

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     8,518,464      10,239,735
                                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 12,640,254    $ 11,489,422
                                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                      $  1,414,812    $  1,065,082

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


1. BUSINESS

         Black Hawk Gaming & Development Company, Inc. ("BHWK" or the "Company") was incorporated on January 10, 1991. The Company is a holding company, which owns, develops and operates gaming properties. Currently the Company operates the Gilpin Hotel Casino ("GHC") and The Lodge Casino at Black Hawk ("The Lodge"), both located in Black Hawk, Colorado, and The Gold Dust West Casino ("GDW") located in Reno, Nevada.

         GHC is a 37,000 square foot facility located in the Black Hawk gaming district and was the Company's first casino project. Originally built in the 1860's, the Gilpin Hotel was one of the oldest in Colorado; however, the casino offers no hotel or lodging facilities. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the other 50% interest in GHC and related land. It now offers customers approximately 460 slot machines, 4 table games, two restaurants, four bars and parking for approximately 200 cars.

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

         On January 4, 2001, the Company purchased the assets and operating business of GDW for $26.5 million. The approximate 24,000 square foot gaming and dining facility is located on 4.6 acres, a few blocks west of Reno's downtown gaming district. The casino has been successful in catering to the "locals" market for the past 23 years and currently offers customers 500 slot machines, 106 motel rooms, one restaurant, four bars and close in parking for 277 cars.

The Lodge, GHC, and GDW are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements -- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at March 31, 2001 and the results of its operations for the three months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiaries Gilpin Ventures, Inc. ("GVI") and GDW, and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications -- Certain amounts have been reclassified within the 2000 financial statements to conform to the presentation used in 2001.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (CONTINUED)


3. OTHER MATTERS

         Recently Issued Accounting Pronouncements


         In January 2001, Financial Accounting Standards Board ("FASB") announced the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that certain sales incentives provided by vendors that entitle a customer to receive a reduction in the price of a product or service based on a specified cumulative level of transactions be recognized as a reduction in revenue. This issue is scoped broadly to include all industries that utilize point or other loyalty programs, including the hospitality industry. Effective January 1, 2001, the Company adopted this standard resulting in a reclassification of player point and coupon cash redemption expenses from marketing, general and administrative expense to promotional allowance in the amount of $2,063,000 and $2,017,000 for the three months ended March 31, 2001 and 2000 respectively.

4. ACCOUNTING CHANGE

         Effective January 1, 2001, BHWK adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") net of taxes, and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.

         The Company uses derivative instruments to manage exposures to interest rate risk. The Company's objective for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impact of interest rate exposure. Variable-rate debt is subject to interest rate risk. The Company uses Interest Rate Swaps, as cash flow hedging instruments, to manage its exposure to interest rate risk on its variable-rate debt.

         The adoption of SFAS No. 133 on January 1, 2001, resulted in the Company recording a $368,000 gain (net of $200,000 in taxes) in accumulated other comprehensive loss as a transition adjustment for its derivative instrument which had been designated as a cash flow hedge prior to adopting of SFAS No. 133.

         On February 16, 2001, the Company terminated this interest rate swap agreement and simultaneously entered into a new interest rate swap agreement and designated the swap as a cash flow hedge as defined by SFAS No. 133. From January 1, 2001 through February 16, 2001, the Company recorded a $318,000 charge to interest expense due to the devaluation of the original interest rate swap. Although the transition adjustment was reflected in other comprehensive loss, subsequent changes in the value of the original interest rate swap are reflected in the income statement because the swap was not designated as a hedging instrument as defined by SFAS No. 133. In, addition, the Company reclassified $39,000 (net of $21,000 in taxes) of the transition gain from OCI to interest expense representing the amortization of the transition gain due to terminating the interest rate swap during the quarter. The amortization of the transition adjustment will continue through April 16, 2003 (the expiration date of the original interest rate swap agreement). Derivative losses included in OCI for the three months ended March 31, 2001 amounted to $599,000 net of $337,000 in taxes reflecting the decline in market value of the interest rate swap entered into on February 16, 2001 through March 31, 2001. No event is expected to result in a reclassification of losses reported in OCI over the next twelve months due to the interest rate swap's effectiveness in off setting the variable rate cash flows of the debt.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (CONTINUED)

5. BUYOUT

On April 27, 2001, BHWK announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of BHWK, has agreed to pay $12.00 per share, in cash, for each share of common stock of BHWK not currently owned by Mr. Jacobs or his affiliates and BHWK will become a wholly-owned subsidiary of Gameco. This price represents an increase of $1.00 per share from Mr. Jacobs' original offer to acquire BHWK at $11.00 per share. Consummation of the transaction is subject to various conditions, including, among other things, the approval by BHWK's stockholders and the obtaining of various regulatory approvals. If the transaction fails to close because of Mr. Jacobs' inability to obtain financing, BHWK will be entitled to liquidated damages of $2 million. The transaction is expected to be consummated early in the fourth quarter of the 2001 calendar year and the merger agreement provides that the transaction must be completed by December 31, 2001.

6. SEGMENT DISCLOSURE

         As of January 4, 2001, BHWK acquired the Gold Dust West Casino in Reno, Nevada. This acquisition expanded BHWK's operations into a second geographic location beyond Black Hawk, Colorado. As defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", the following segment information is presented after the elimination of inter-segment transactions. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and minority interest) has been included as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.


                                                                                       THREE MONTHS ENDED
                                                                                 MARCH 31,              MARCH 31,
                                                                             2001 (UNAUDITED)       2000 (UNAUDITED)
                                                                            ------------------      ----------------
NET REVENUE
    Black Hawk, Colorado                                                      $ 19,752,455            $ 20,268,221
    Reno, Nevada                                                                 4,334,758
                                                                              ------------            ------------

             Total net revenue                                                  24,087,213              20,268,221
                                                                              ============            ============

EBITDA & Minority Interest in The Lodge
    Black Hawk, Colorado                                                         5,333,574               6,246,175
    Reno, Nevada                                                                 1,236,347
    Net corporate overhead                                                        (544,725)               (460,858)
                                                                              ------------            ------------

             Total EBITDA & Minority Interest in The Lodge                       6,025,196               5,785,317
                                                                              ============            ============

EBITDA & Minority Interest in The Lodge margin:
    Black Hawk, Colorado                                                                27%                     31%
    Reno, Nevada                                                                        29%
                                                                              ------------            ------------

             Total EBITDA & Minority Interest in The Lodge margin                       25%                     29%
                                                                              ============            ============

Income from operations
    Black Hawk, Colorado                                                         3,911,563               4,838,101
    Reno, Nevada                                                                   752,897
    Net corporate overhead                                                        (547,788)               (462,532)
                                                                              ------------            ------------

             Total Operating Income & Minority Interest in The Lodge          $  4,116,672            $  4,375,569
                                                                              ============            ============


                                                             MARCH 31,             DECEMBER 31,
                                                         2001 (UNAUDITED)              2000
                                                         ----------------          ------------
Assets:
    Black Hawk, Colorado                                  $ 94,442,224            $ 92,159,769
    Reno, Nevada                                            29,220,853
    Corporate                                                4,530,449               5,316,480
                                                          ------------            ------------

             Total Assets                                 $128,193,526            $ 97,476,249
                                                          ============            ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly the opening of new casinos in our immediate market area in 2000 and those planned to be opened in 2001 and 2002, levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans and our proposed acquisition and the ultimate outcome of litigation matters.

         The following discussion is qualified in its entirety by the unaudited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

INTRODUCTION

         BHWK's results of operations for the three-months ended March 31, 2001 and 2000 reflect the consolidated operations of our subsidiaries (GHC, GDW, and The Lodge) and the net corporate overhead of BHWK.

         BHWK owns 100% of GHC and GDW and 75% of The Lodge. The remaining 25% ownership in The Lodge is held by affiliates of our chief executive officer, and is reflected as "Minority Interest" in the consolidated financial statements. The net corporate overhead incurred at BHWK is the result of directing the overall operations of our Company including the specific efforts related to being a publicly traded company.

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

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth of this market. In any event, we expect some of our existing market share to be lost to the new casinos. The competition within this market will continue to increase and intensify as new casinos open. As a result, our marketing costs, our personnel costs and other costs at our properties will more than likely increase while we attempt to maintain our market share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

         The following is an analysis of the results of our operations for the three-months ended March 31, 2001 and 2000. EBITDA is included in the discussion of the results of operations. EBITDA should not be considered to be an alternative to operating income or net income as defined by accounting principles generally accepted in the United States of America. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------


                                                                                                                      PERCENTAGE
                                                                   MARCH 31,        MARCH 31,                          INCREASE
                                                                     2001              2000           DIFFERENCE      (DECREASE)
                                                                 ------------      ------------      ------------     ----------
NET REVENUE
    Lodge                                                        $ 14,340,326      $ 14,694,229      $   (353,903)          (2)%
    GHC                                                             5,412,129         5,573,992          (161,863)          (3)%
    GDW                                                             4,334,758                           4,334,758
                                                                 ------------      ------------      ------------

         Total net revenue                                         24,087,213        20,268,221         3,818,992           19 %

COSTS AND EXPENSES
    Lodge                                                          10,358,398        10,053,217           305,181            3 %
    GHC                                                             4,060,483         3,968,829            91,654            2 %
    GDW                                                             3,098,411                           3,098,411
    Corporate                                                         544,725           460,858            83,867           18 %
                                                                 ------------      ------------      ------------

         Total costs and expenses                                  18,062,017        14,482,904         3,579,113           25 %

EBITDA & Minority Interest in The Lodge
    Lodge                                                           3,981,928         4,641,012          (659,084)         (14)%
    GHC                                                             1,351,646         1,605,163          (253,517)         (16)%
    GDW                                                             1,236,347                           1,236,347
    Net corporate overhead                                           (544,725)         (460,858)          (83,867)          18 %
                                                                 ------------      ------------      ------------

         Total EBITDA & Minority Interest in The Lodge              6,025,196         5,785,317           239,879            4 %
                                                                 ------------      ------------      ------------

Interest income                                                       (75,314)          (78,962)            3,648           (5)%
Interest expense                                                    1,571,334           986,246           585,088           59 %
Income taxes                                                          785,292         1,012,600          (227,308)         (22)%
Depreciation and amortization                                       1,908,524         1,409,748           498,776           35 %
Minority Interest in The Lodge                                        439,286           655,514          (216,228)         (33)%
                                                                 ------------      ------------      ------------

Net income                                                       $  1,396,074      $  1,800,171      $   (404,097)         (22)%
                                                                 ============      ============      ============

BASIC EARNINGS PER SHARE                                         $       0.34      $       0.44      $      (0.10)         (23)%

Dilutive effect of outstanding options                                  (0.01)                              (0.01)
                                                                 ------------      ------------      ------------

DILUTED EARNINGS PER SHARE                                       $       0.33      $       0.44      $      (0.11)         (25)%
                                                                 ============      ============      ============

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

NET REVENUES

         We generated net revenues of $24,087,000 during the three-months ended March 31, 2001 compared to $20,268,000 for the same period of 2000. The increase in net revenues of $3,819,000 or 19% is the result of net revenues generated from GDW (acquired January 4, 2001) of $4,335,000 offset by decreases in net revenues at The Lodge and Gilpin casinos of $354,000 and $162,000, respectively.

         Since the vast majority of our net revenues are derived from casino operations, we try to enhance our casino revenues through the offering of a wide variety of the latest gaming equipment accompanied by an inviting atmosphere, including fine dining and an emphasis on customer service.

         We believe the primary reason for the decrease in net revenues at our Colorado properties for the three-months ended March 31, 2001 over the same period of 2000 was due to the new competition in the City of Black Hawk. During February and March of 2000, devices in the City of Black Hawk increased approximately 1,700 units or 24% with the opening of two new casinos. Additionally, existing casinos have intensified their respective marketing efforts to maintain pace with the market place.

COSTS AND EXPENSES

         Our total costs and expenses were $18,062,000 for the three-months ended March 31, 2001 compared to $14,483,000 for the same period of 2000. The overall increase of $3,579,000 or 25% was the result of costs and expenses generated from GDW of $3,098,000 as well as increases in our costs and expenses at The Lodge, GHC, and Corporate of $305,000, $92,000, $84,000, respectively.

EBITDA AND MINORITY INTEREST

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $6,025,000 for the three-months ended March 31, 2001 compared to $5,785,000 for the same period of 2000. The increase of $240,000 or 4% is primarily the result of the factors discussed above. Our EBITDA and Minority Interest ratio (EBITDA and Minority Interest divided by our net revenues) is 25% for the three-months ended March 31, 2001 compared to 29% for the same period of 2000.

INTEREST INCOME

         We had interest income totaling $75,000 during the three-months ended March 31, 2001 compared to $79,000 for the same period of 2000. The decrease of $4,000 or 5% is due primarily to the reductions in interest rates.

INTEREST EXPENSE

         We had interest expense totaling $1,571,000 during the three-months ended March 31, 2001 compared to $986,000 for the same period of 2000. The increase of $585,000 or 59% is primarily the result of interest on borrowings associated with the acquisition of GDW of $484,000 and increases in interest expense at The Lodge of $168,000. The increases were offset by reductions in interest expense incurred at GHC of $67,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC. (CONTINUED)

DEPRECIATION AND AMORTIZATION

         We had depreciation and amortization of $1,909,000 for the three-months ended March 31, 2001 compared to $1,410,000 for the same period of 2000. The increase of $499,000 or 35% is primarily due to the depreciation and amortization incurred by the GDW of $484,000 and an increase in depreciation and amortization expense at The Lodge and corporate of $24,000 and $1,000 respectively. These increases were offset by a reduction in depreciation and amortization expense at GHC of $10,000. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

MINORITY INTEREST

         Minority interest for the three-months ended March 31, 2001 totaled $439,000 compared to $655,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions), that is owned by affiliates of our chief executive officer.

INCOME TAXES

         Our effective income tax rate for the three-months ended March 31, 2001 and 2000 resulted in income tax expense of $785,000 and $1,013,000 respectively. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Assuming profitability at our current levels, our effective income tax rate will remain in the 35% to 37% range.

NET INCOME

         As a result of the factors discussed above, we reported net income of $1,396,000 for the three-months ended March 31, 2001 compared to $1,800,000 for the same period of 2000, a decrease in net income of $404,000 or 22%.

EARNINGS PER SHARE

         We reported basic earnings per share for the three-months ended March 31, 2001 and 2000 of $.34 and $.44, respectively and diluted earnings per share for the same time periods of $.33 and $.44, respectively. The decrease in basic and diluted earnings per share of $.10 or 23% and $.11 or 25%, respectively, are the result of reduced profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THE LODGE

NET REVENUES

         The Lodge generated net revenues of $14,340,000 during the three-months ended March 31, 2001 compared to $14,694,000 for the same period of 2000. The decrease in our net revenue at The Lodge of $354,000 or 2% is primarily due to a decrease in casino revenue of $602,000 or 3% and a net decrease in other combined net revenue of $56,000, offset by sales tax and workers compensation refunds of $247,000 and $57,000 respectively. We believe the primary reason for the decrease in net revenue is due to increased competition in the City of Black Hawk.

COSTS AND EXPENSES

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $10,358,000 during the three-months ended March 31, 2001 compared to $10,053,000 for the same period of 2000. The overall increase of $305,000 or 3% is due to increases in labor costs of $164,000, player incentive marketing costs other than bussing of $162,000, slot participation game expense of $100,000 and other net expenses of $28,000. These increases were offset by decreases in gaming tax of $129,000 and bus program costs of $20,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $3,982,000 for the three-months ended March 31, 2001 compared to $4,641,000 for the same period of 2000. The decrease in EBITDA of $659,000 or 14% is primarily the result of a more competitive market in the City of Black Hawk.

INTEREST EXPENSE

         Interest expense at The Lodge was $917,000 for the three-months ended March 31, 2001 compared to $749,000 for the same period of 2000. The increase of $168,000 or 22% is primarily due to a $207,000 net charge to interest expense in connection with interest rate swap activity during the current quarter (see Item 1 Note 4 above). This increase was offset by a decrease in interest expense associated to Lodge debt of $39,000 resulting from paying down our debt levels at various times since March 31, 2000.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization of The Lodge totaled $973,000 for the three-months ended March 31, 2001 compared to $949,000 for the same period of 2000. The increase of $24,000 or 3% is generally due to an increase in depreciable assets.

INCOME BEFORE INCOME TAX

         As a result of the factors discussed above, The Lodge generated income before income tax (after eliminating inter-company transactions and before minority interest) of $2,125,000 for the three-months ended March 31, 2001 compared to $3,000,000 for the same period of 2000, a decrease of $875,000 or 29%.

         We continually review the overall operational aspects of The Lodge and we modify our operations, when and if necessary, in an attempt to remain competitive and attempt to maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to enhance the overall product we offer at The Lodge in order to be responsive to the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GILPIN HOTEL CASINO

NET REVENUES

         GHC generated net revenues of $5,412,000 during the three-months ended March 31, 2001 compared to $5,574,000 for the same period of 2000. The decrease in our net revenue at GHC of $162,000 or 3% is primarily due to a decrease in casino revenue of $466,000 and a net decrease in other combined net revenue of $4,000, offset by sales tax and workers compensation refunds of $287,000 and $21,000 respectively. We believe the primary reason for our decrease in net revenue at GHC is attributable to the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

COSTS AND EXPENSES

         GHC's costs and expenses totaled $4,061,000 during the three-months ended March 31, 2001 compared to $3,969,000 for the same period of 2000. The overall increase of $92,000 or 2% is due to a increases in labor costs of $25,000 slot participation expenses of $59,000, player incentive marketing costs other than bussing of $135,000 and other net expenses of $45,000 offset by decreases in gaming taxes of $114,000 and bus program costs of $58,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,352,000 for the three-months ended March 31, 2001 compared to $1,605,000 for the same period of 2000. The decrease in EBITDA of $253,000 or 16% is primarily the result of increased competition and the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

INTEREST EXPENSE

         Interest expense at GHC was $170,000 for the three-months ended March 31, 2001 compared to $237,000 for the same period of 2000. The decrease of $67,000 or 28% is due to a $50,000 net charge to interest expense in connection with interest rate swap activity during the current quarter (see Item 1 Note 4 above), offset by a decrease in interest expense associated to Gilpin debt of $117,000 resulting from paying down our debt levels at various times since March 31, 2000.

DEPRECIATION AND AMORTIZATION

         The depreciation and amortization of GHC totaled $449,000 for the three-months ended March 31, 2001 compared to $459,000 for the same period of 2000. The decrease of $10,000 or 2% is generally due to fully depreciated assets.

INCOME BEFORE INCOME TAX

         As a result of the factors discussed above, GHC generated income before income tax of $748,000 for the three-months ended March 31, 2001 compared to $924,000 for the same period of 2000, a decrease of $176,000 or 19%.

         GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. As with The Lodge, we continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to enhance GHC's operations. Our market strategy is similar to that at The Lodge, whereby we focus on GHC's existing customer base, and try to develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to build on the product we offer at GHC and to attempt to remain competitive with the new and increased competition in the City.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (CONTINUED)

         RESULTS OF OPERATIONS--GOLD DUST WEST

         On January 4, 2001, the Company purchased the assets and operating business of the Gold Dust West Casino with operations beginning January 5, 2001. Therefore, there are no comparisons to the prior periods presented and the current consolidated statements of income for the three months ended March 31, 2001 contain operating results of the Gold Dust West from January 5, 2001. See 8-K filing dated March 19, 2001 for pro-forma results.

NET REVENUES

         GDW generated net revenues of $4,335,000 during the three-months ended March 31, 2001. The revenues by operating department included casino revenue of $3,989,000 or 92%, food and beverage revenue of $249,000 (net of $296,000 in promotional allowances) or 6%, hotel revenue of $85,000 (net of $9,000 in promotional allowances) or 2% and other revenues of $12,000.

COSTS AND EXPENSES

         GDW's costs and expenses totaled $3,098,000 during the three-months ended March 31, 2001. The costs and expenses by operating departments included casino operations of $1,221,000 or 39%, food and beverage operations of $505,000 or 16%, hotel operations of $50,000 or 2%, marketing, general, and administrative of $1,322,000 or 43%.

EBITDA

         When GDW's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,236,000 for the three-months ended March 31, 2001.

INTEREST EXPENSE

         Interest expense at GDW was $484,000 for the three-months ended March 31, 2001 resulting from borrowings associated with the acquisition of the Gold Dust West.

DEPRECIATION AND AMORTIZATION

         The depreciation and amortization of GDW totaled $484,000 for the three-months ended March 31, 2001. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

INCOME BEFORE INCOME TAX

         As a result of the factors discussed above, GDW generated income before income tax of $278,000 for the three-months ended March 31, 2001.

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

NET REVENUE

         No net revenue is generated at our corporate level after elimination of inter-company transactions.

COSTS AND EXPENSES

         Our costs and expenses totaled $545,000 for the three-months ended March 31, 2001 compared to $461,000 for the same period of 2000. The increase of $84,000 or 18% is due to increases in compensation costs of $50,000, insurance costs of $11,000, director's fees of $9,000, shareholder relations fees of $6,000 and other net general and administrative expenses totaling $8,000.

NET CORPORATE OVERHEAD

         As no revenues are generated at the corporate level, net corporate overhead is equal to costs and expenses. The increase in our net corporate overhead of $84,000 or 18% decreases our consolidated EBITDA.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization at the corporate level was $3,000 and $2,000 for the three-months ended March 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The net cash provided by operating activities was $3,140,000 during the first three-months ended March 31, 2001 compared to net cash provided by operating activities of $2,607,000 for the same period of 2000.

         Net cash used in investing activities for the three-months ended March 31, 2001 was $26,361,000. The uses of funds included payments for equipment additions to our casinos of $361,000 and payments to acquire the Gold Dust West of $26,000,000. Net cash used in investing activities for the three-months ended March 31, 2000 was $823,000. The primary uses of funds included payments for equipment purchases and additions to our casinos totaling $261,000 and payments related to the acquisition of the Gold Dust West of $582,000 (including a $500,000 earnest money deposit). These uses of funds were partially offset by the proceeds from the sale of equipment totaling $20,000.

         The net cash provided by financing activities during the three-months ended March 31, 2001 totaled $27,342,000. These sources of funds included proceeds from the reducing and revolving line of credit of $36,500,000 and other financing activities of $12,000. These sources were reduced by payments on bonds of $178,000, payments on long-term debt of $6,421,000, payments to amend the reducing and revolving credit facility of $571,000, and distributions to the 25% minority interest owner of The Lodge of $2,000,000. The net cash used in financing activities during the three-months ended March 31, 2000 totaled $534,000. These uses of funds included payments on bonds totaling $175,000, payments on long-term debt of $100,000 and distributions to the minority interest owner of The Lodge totaling $269,000. These uses of funds were partially offset by other financing activities of $10,000.

         As of March 31, 2001 the Company had working capital of approximately $5,774,000 compared to a negative working capital of approximately $99,000 at December 31, 2000.

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

GOLD DUST WEST ACQUISITION

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. On December 22, 2000 we obtained the appropriate Nevada gaming approvals and licensing, and closed on the purchase transaction January 4, 2001 for $27,195,000 including $695,000 in transaction costs. Approximately $26,000,000 of the acquisition cost was funded from the amended reducing and revolving credit facility described below.

REDUCING AND REVOLVING CREDIT FACILITY

         On December 21, 2000, we entered into the first amendment to our existing reducing and revolving credit facility with an effective date of January 4, 2001 (the acquisition date of the assets and operating business of the Gold Dust West Casino). The first amendment to our credit agreement increased the aggregate reducing and revolving credit facility to $75,000,000 from $65,000,000. Some of the more important terms of the amended credit agreement are: (i) the facility is a four year reducing commitment in the aggregate amount of $75,000,000; (ii) the available balance of the facility may be used for working capital and/or to finance other possible growth opportunities; (iii) the facility bears interest which is based on either the prime rate as published by Wells Fargo or the London Interbank Offering Rate ("LIBOR") each of which is added to an applicable margin based on our financial ratios. The reduction schedule of the credit facility was amended as follows; two quarterly reductions in availability will commence January 1, 2002 at $1,875,000 each, the next four quarterly reductions in availability are $2,812,500 each, with the following four quarterly reductions in availability of $3,750,000 each until April 16, 2004 when the balance of the facility is due. The credit agreement contains a number of affirmative and negative covenants which, among other things, require us to maintain certain financial ratios and refrain from certain actions without the syndicate group's concurrence; and (vi) substantially all of our assets, and those of the Gilpin Hotel Venture, GVI, The Lodge Casino, and Gold Dust West Casino are pledged as security for repayment of the credit facility. The credit agreement also contains customary events of default provisions.

         We are a party to an Interest Rate Swap Agreement. This derivative financial instrument is used in the normal course of business to manage exposure to fluctuations in interest rates and involves market risk, as the instrument is subject to interest rate fluctuations and potential credit risk. This derivative transaction is used to partially hedge interest rate risk in our variable rate debt. Prior to February 16, 2001, the interest Rate Swap Agreement provided that, on a quarterly basis, the Company pay a fixed rate of 5.18% on the notional amount of $35,000,000 and receives a payment based on LIBOR applied to the notional amount. Gains or losses on the interest rate exchange are included in interest expense as realized or incurred.

         On February 16, 2001, we terminated the interest rate swap agreement and concurrently entered into a new interest rate swap agreement, with the same counterparty, with an initial notional amount of $50,000,000 including scheduled reductions of $10,000,000 each at December 31, 2002 and December 31, 2003 until final maturity on April 16, 2004. The new interest rate swap agreement provides that, on a quarterly basis, we pay a fixed rate of 5.46% on the notional amount of $50,000,000 and receives a payment based on LIBOR applied to the notional amount. The fair value of the interest rate swap upon termination of approximately $250,000 was used to pay down the fixed interest rate on the interest rate swap. The new interest rate swap agreement has been designated and documented as a cash-flow hedge, and therefore, the change in the fair value of the hedge is recorded in accumulated other comprehensive income (loss) net of taxes to the extent effectiveness (as defined by SFAS No. 133) has been determined. All income or expense associated to the interest rate swap affecting earnings is recognized in the income statement.

         In March 1999, The Lodge closed bond financing with the Black Hawk Business Improvement District, which is a quasi-municipal corporation and political subdivision of the State of Colorado, organized for the purpose, among others, of providing financing for public improvements and services primarily benefiting the commercial properties within the District. The Bonds were issued in two series with an aggregate principal amount of $6,000,000. The purpose of the bonds was to finance the Company's costs of various infrastructure improvements made for the benefit of the City of Black Hawk and The Lodge The proceeds from the sale of the bonds were used to pay down existing debt at The Lodge. The bonds carry an interest rate varying between 6.25% and 6.50% and mature at various times up to and including December of 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $60 million and $39 million at March 31, 2001 and 2000 respectively. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would decrease.

         In an effort to minimize our exposure to interest rate risk on our credit facility, at March 31, 2001 and 2000 we had partially hedged our exposure to interest rate risk by participating in interest rate swaps. Under the terms of the swap agreements, we receive a variable rate interest payment and pay a fixed rate interest payment on a notional amount of $50 million and $35 million at March 31, 2001, 2000 respectively. This has reduced our exposure to interest rate risk to $10 million and $4 million of debt not hedged with the interest rate swaps at March 31, 2001 and 2000 respectively.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at March 31, 2001, and 2000, would be approximately $72,000 and $36,000 respectively.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None


Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:

                           None

                  (b)      Reports on Form 8-K

                           Date             Item No's. Reported
                           ----             -------------------
                           1/10/2001        2, 7
                           3/09/2001        5, 7
                           3/19/2001        7
                           3/22/2001        5, 7
                           3/26/2001        5, 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Black Hawk Gaming & Development Company, Inc. Registrant



Date: May 18, 2001              By: /s/ Jeffrey P. Jacobs
                                    ---------------------
                                    Jeffrey P. Jacobs, Chairman of the Board
                                    of Directors and Chief Executive Officer


                                    /s/ Stephen R. Roark
                                    --------------------
                                    Stephen R. Roark, President and Chief
                                    Financial Officer