Form 10-Q
period 2001-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2001-08-10
CIK 896495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
     -------            SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 2001
                                -------------

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     -------            SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:  0-21736
                         -------


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Colorado                                  84 -1158484
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      P.O. Box 21
      240 Main Street
      Black Hawk, Colorado                                     80422
      -------------------------------                       ----------
      (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code  (303) 582-1117
                                                            --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                  4,132,233 shares
-------------                                 ----------------
Class                                         Outstanding as of August 10, 2001

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                               Index to Form 10-Q

                                  June 30, 2001


PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

         Item 1.  Consolidated Financial Statements:

                  Unaudited Consolidated Balance Sheets as of June 30,
                  2001 and December 31, 2000                                1

                  Unaudited Consolidated Statements of Income for the
                  three and six months ended June 30, 2001 and 2000         2-3

                  Unaudited Consolidated Statement of Stockholders'
                  Equity six months ended June 30, 2001                     4

                  Unaudited Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000           5

                  Notes to Consolidated Financial Statements                6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9-26

         Item 3.  Quantitative and Qualitative Disclosure
                  About Market Risk                                         27

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                         28

         Item 2.  Changes in Securities                                     28

         Item 3.  Defaults Upon Senior Securities                           28

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                          28

         Item 5.  Other Information                                         28

         Item 6.  Exhibits and Reports on Form 8-K                          28

SIGNATURES                                                                  29

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                            June 30,       December 31,
                                                                              2001            2000
                                                                         -------------    -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   9,557,295    $   8,518,464
  Accounts receivable                                                          239,719          740,804
  Inventories                                                                  567,357          535,231
  Prepaid expenses                                                           1,306,348          671,546
  Deferred income tax                                                          618,876          440,470
                                                                         -------------    -------------
      Total current assets                                                  12,289,595       10,906,515

LAND                                                                        18,799,427       15,239,426

GAMING FACILITIES:
  Building and improvements                                                 63,578,090       58,283,231
  Equipment                                                                 22,029,507       18,487,936
  Accumulated depreciation                                                 (16,412,965)     (14,134,293)
                                                                         -------------    -------------
     Total gaming facilities                                                69,194,632       62,636,874

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $2,114,702
     and $1,369,615, respectively                                           20,443,700        5,374,461
  Other assets                                                               2,574,135        3,318,973
                                                                         -------------    -------------

TOTAL                                                                    $ 123,301,489    $  97,476,249
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $   3,315,103    $   5,320,255
  Accrued payroll                                                            1,364,409          760,297
  Gaming taxes payable                                                       1,415,739        2,673,927
  Property taxes payable                                                       480,003          526,931
  Slot club liability                                                          897,604          940,655
  Current portion of long-term debt                                            374,811          783,587
                                                                         -------------    -------------
      Total current liabilities                                              7,847,669       11,005,652

LONG-TERM DEBT:
  Reducing and revolving credit facility                                    58,800,000       29,900,000
  Bonds payable                                                              5,108,355        5,298,624
                                                                         -------------    -------------
      Total long-term debt                                                  63,908,355       35,198,624

  Interest rate swap liability                                                 594,174
  Deferred tax liability                                                       627,445          469,920
                                                                         -------------    -------------

      Total liabilities                                                     72,977,643       46,674,196
                                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                            7,008,074        8,739,694

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,132,233 and 4,126,757 shares issued and outstanding, respectively           4,133            4,127
  Additional paid-in capital                                                18,611,292       18,569,538
  Accumulated other comprehensive loss                                        (251,176)
  Retained earnings                                                         24,951,523       23,488,694
                                                                         -------------    -------------
        Total stockholders' equity                                          43,315,772       42,062,359
                                                                         -------------    -------------

TOTAL                                                                    $ 123,301,489    $  97,476,249
                                                                         =============    =============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND  2000
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED                      PERCENTAGE
                                                             JUNE 30,                DOLLAR      INCREASE
                                                       2001            2000         DIFFERENCE  (DECREASE)
                                                   ------------    ------------    ------------ ----------
REVENUES:
  Casino revenue                                   $ 24,213,491    $ 20,924,449    $  3,289,042    16 %
  Food and beverage revenue                           2,899,221       2,286,263         612,958    27 %
  Hotel revenue                                         360,268         280,502          79,766    28 %
  Other                                                 169,724         186,031         (16,307)   (9)%
                                                   ------------    ------------    ------------

      Total revenues                                 27,642,704      23,677,245       3,965,459    17 %

      Promotional allowances                          4,138,560       3,558,277         580,283    16 %
                                                   ------------    ------------    ------------

      Net revenues                                   23,504,144      20,118,968       3,385,176    17 %
                                                   ------------    ------------    ------------

COSTS AND EXPENSES:
  Casino operations                                   7,415,576       6,467,708         947,868    15 %
  Food and beverage operations                        2,606,094       2,053,967         552,127    27 %
  Hotel operations                                      239,294         176,558          62,736    36 %
  Marketing, general and administrative               7,946,014       6,176,042       1,769,972    29 %
  Privatization and other non-recurring costs         1,114,989                       1,114,989
  Depreciation and amortization                       1,852,128       1,398,046         454,082    32 %
                                                   ------------    ------------    ------------

      Total costs and expenses                       21,174,095      16,272,321       4,901,774    30 %
                                                   ------------    ------------    ------------

OPERATING INCOME                                      2,330,049       3,846,647      (1,516,598)  (39)%

  Interest income                                        39,282          81,575         (42,293)  (52)%
  Interest expense                                   (1,250,632)       (920,860)       (329,772)   36 %
                                                   ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES      1,118,699       3,007,362      (1,888,663)  (63)%

MINORITY INTEREST                                       446,122         597,395        (151,273)  (25)%
                                                   ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                              672,577       2,409,967      (1,737,390)  (72)%

INCOME TAXES                                            605,822         867,600        (261,778)  (30)%
                                                   ------------    ------------    ------------

NET INCOME                                         $     66,755    $  1,542,367    $ (1,475,612)  (96)%
                                                   ============    ============    ============

BASIC EARNINGS PER SHARE                           $       0.01    $       0.37    $      (0.36)  (97)%

Dilutive effect of outstanding options
                                                   ------------    ------------    ------------

DILUTED EARNINGS PER SHARE                         $       0.01    $       0.37    $      (0.36)  (97)%
                                                   ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                            4,131,538       4,111,757

     Dilutive effect of outstanding options             212,626          53,487
                                                   ------------    ------------

     DILUTED                                          4,344,164       4,165,244
                                                   ============    ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND  2000
--------------------------------------------------------------------------------

                                                        SIX MONTHS ENDED                         PERCENTAGE
                                                             JUNE 30,                DOLLAR       INCREASE
                                                       2001            2000         DIFFERENCE   (DECREASE)
                                                   ------------    ------------    ------------  ----------
REVENUES:
  Casino revenue                                   $ 48,449,701    $ 42,196,252    $  6,253,449     15 %
  Food and beverage revenue                           5,736,831       4,659,550       1,077,281     23 %
  Hotel revenue                                         670,696         535,066         135,630     25 %
  Other                                                 935,265         300,079         635,186    212 %
                                                   ------------    ------------    ------------

      Total revenues                                 55,792,493      47,690,947       8,101,546     17 %

      Promotional allowances                          8,201,136       7,303,758         897,378     12 %
                                                   ------------    ------------    ------------

      Net revenues                                   47,591,357      40,387,189       7,204,168     18 %
                                                   ------------    ------------    ------------

COSTS AND EXPENSES:
  Casino operations                                  15,144,325      12,853,314       2,291,011     18 %
  Food and beverage operations                        5,129,781       4,091,916       1,037,865     25 %
  Hotel operations                                      455,519         347,697         107,822     31 %
  Marketing, general and administrative              15,539,370      12,064,252       3,475,118     29 %
  Privatization and other non-recurring costs         1,114,989                       1,114,989
  Depreciation and amortization                       3,760,652       2,807,794         952,858     34 %
                                                   ------------    ------------    ------------

      Total costs and expenses                       41,144,636      32,164,973       8,979,663     28 %
                                                   ------------    ------------    ------------

OPERATING INCOME                                      6,446,721       8,222,216      (1,775,495)   (22)%

  Interest income                                       114,596         160,537         (45,941)   (29)%
  Interest expense                                   (2,821,966)     (1,907,106)       (914,860)    48 %
                                                   ------------    ------------    ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES      3,739,351       6,475,647      (2,736,296)   (42)%

MINORITY INTEREST                                       885,408       1,252,909        (367,501)   (29)%
                                                   ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                            2,853,943       5,222,738      (2,368,795)   (45)%

INCOME TAXES                                          1,391,114       1,880,200        (489,086)   (26)%
                                                   ------------    ------------    ------------

NET INCOME                                         $  1,462,829    $  3,342,538    $ (1,879,709)   (56)%
                                                   ============    ============    ============

BASIC EARNINGS PER SHARE                           $       0.35    $       0.81    $      (0.46)   (57)%

Dilutive effect of outstanding options                    (0.01)                          (0.01)
                                                   ------------    ------------    ------------

DILUTED EARNINGS PER SHARE                         $       0.34    $       0.81    $      (0.47)   (58)%
                                                   ============    ============    ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                            4,130,229       4,111,482

     Dilutive effect of outstanding options             177,708          38,821
                                                   ------------    ------------

     DILUTED                                          4,307,937       4,150,303
                                                   ============    ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2001
--------------------------------------------------------------------------------

                                                                                                      Accumulated
                                                                                                         Other
                                                                           Additional                Comprehensive
                                                          Common Stock       Paid-in      Retained      Income
                                                        Shares    Amount     Capital      Earnings      (Loss)           Total
                                                      ---------  -------  ------------  ------------ -------------   ------------
BALANCES,
  JANUARY 1, 2001                                     4,126,757  $ 4,127  $ 18,569,538  $ 23,488,694                 $ 42,062,359
  Stock issued for  compensation                          3,476        4        25,996                                     26,000
  Options Exercised                                       2,000        2        15,758                                     15,760
  Comprehensive income:
    Transition adjustment as a result of
      the adoption of Statement of Financial
      Accounting Standards No. 133                                                                       367,941          367,941
    Unrealized loss on interest rate swap                                                               (540,272)        (540,272)
    Reclassification adjustment for amortization of
      cumulative transition adjustment, included in
      net income                                                                                         (78,845)         (78,845)
    Net income                                                                             1,462,829                    1,462,829
                                                      ---------  -------  ------------  ------------ -------------   ------------
        Total Comprehensive Income                                                                                      1,211,653
                                                                                                                     ------------

BALANCES,
  JUNE 30, 2001                                       4,132,233  $ 4,133  $ 18,611,292  $ 24,951,523  $ (251,176)    $ 43,315,772
                                                      =========  =======  ============  ============ =============   ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                  2001            2000
                                                              ------------    ------------
OPERATING ACTIVITIES:
  Net income                                                  $  1,462,829    $  3,342,536
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                               3,760,652       2,424,474
     Change in fair value of interest rate swap, net               196,621
     Gain on sale of equipment                                      35,225         (23,813)
     Minority interest                                             885,408       1,252,909
     Noncash compensation                                                            7,750
  Changes in operating assets and liabilities, net of
   the effects of acquisition:
     Accounts receivable                                           501,086          22,167
     Inventories                                                    34,332           1,770
     Prepaid expenses and other assets                            (817,977)        158,844
     Accounts payable and accrued expenses                      (2,623,699)     (2,959,307)
                                                              ------------    ------------
        Net cash provided by operating activities                3,434,477       4,227,330
                                                              ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                   12,789          27,950
  Equipment purchases and additions to gaming facilities        (1,480,938)     (1,122,901)
  Acquisition costs related to the Gold Dust West                  (81,937)       (474,143)
  Deposit related to the Gold Dust West                                           (500,000)
  Acquisition of the Gold Dust West, net of cash acquired      (26,000,000)
                                                              ------------    ------------
        Net cash used in investing activities                  (27,550,086)     (2,069,094)
                                                              ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from reducing and revolving credit facility          36,500,000
  Payments on bonds                                               (178,136)       (175,000)
  Payments on long term debt and note payable                   (8,020,910)     (3,195,254)
  Payments to amend reducing and revolving credit facility        (571,247)
  Distributions to minority interest owner                      (2,617,028)       (620,813)
  Other                                                             41,761          10,000
                                                              ------------    ------------
        Net cash provided by (used in) financing activities     25,154,440      (3,981,067)
                                                              ------------    ------------

NET INCREASE / (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        $  1,038,831    $ (1,822,831)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     8,518,464      10,239,735
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $  9,557,295    $  8,416,904
                                                              ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                      $  2,685,094    $  1,897,247
  Cash paid for income taxes                                  $  1,168,000    $  1,875,750


                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


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

         GHC is a 37,000 square foot facility located in the Black Hawk gaming district and was the Company's first casino project. Originally built in the 1860's, the Gilpin Hotel was one of the oldest in Colorado; however, due to space limitations, the casino offers no hotel or lodging facilities. The Gilpin Hotel Casino commenced operations in October 1992, and was expanded through the acquisition of an adjacent casino in late 1994. Prior to April 24, 1998, the Company owned a 50% interest in the Gilpin Hotel Venture, which owned GHC. On April 24, 1998, the Company acquired the other 50% interest in GHC and related land. It now offers customers approximately 460 slot machines, 4 table games, two restaurants, four bars and parking for approximately 200 cars.

         The Lodge is a $74 million hotel/casino/parking complex and is one of Colorado's largest casinos. The 250,000 square foot facility which opened on June 24, 1998, presently offers customers 877 slot machines, 27 table games, 50 hotel rooms, three restaurants, four bars and parking for approximately 600 cars. The Company and its strategic partner, Jacobs Entertainment Ltd., developed and co-manage The Lodge, through an LLC, in which the Company owns a 75% interest and affiliates of Jacobs Entertainment Ltd. own 25%.

         On January 4, 2001, the Company purchased the assets and operating business of GDW for $26.5 million. The 24,000 square foot gaming and dining facility is located on 4.6 acres, a few blocks west of Reno's downtown gaming district. The casino has been catering to the "locals" market for the past 23 years and currently offers customers 500 slot machines, 106 motel rooms, one restaurant, four bars and parking for 277 cars.

The Lodge, GHC, and GDW are sometimes referred to as the "Casinos."

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at June 30, 2001 and the results of its operations for the three and six months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiaries Gilpin Ventures, Inc. ("GVI") and GDW, and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000. The results of interim periods are not necessarily indicative of results to be expected for the year.

         Reclassifications - Certain amounts have been reclassified within the 2000 financial statements to conform to the presentation used in 2001.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                                   (Continued)


3. OTHER MATTERS

         Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 31, 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

         In January 2001, FASB announced that the Emerging Issues Task Force ("EITF") had reached a final consensus on EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that certain sales incentives provided by vendors that entitle a customer to receive a reduction in the price of a product or service based on a specified cumulative level of transactions be recognized as a reduction in revenue. This issue is scoped broadly to include all industries that utilize point or other loyalty programs, including the hospitality industry. Effective January 1, 2001, the Company adopted this standard resulting in a reclassification of player point and coupon cash redemption expenses from marketing, general and administrative expense to promotional allowances in the amount of $2,177,000 and $1,935,000 for the three months ended June 30, 2001 and 2000, respectively, and $4,240,000 and $3,952,000 for the six months ended June 30, 2001 and 2000, respectively.

4. ACCOUNTING CHANGE

         Effective January 1, 2001, BHWK adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") net of taxes, and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.

         The Company uses derivative instruments to manage its exposure to interest rate risk. The Company's objective for holding derivatives is to minimize the risks associated with fluctuating interest rates by using the most effective methods available. Variable-rate debt is subject to interest rate risk. The Company uses Interest Rate Swaps, as cash flow hedging instruments, to manage its exposure to interest rate risk on its variable-rate debt.

                  BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE AND MONTHS ENDED JUNE 30, 2001
                                   (Continued)


4. ACCOUNTING CHANGE (Continued)

         The adoption of SFAS No. 133 on January 1, 2001, resulted in the Company recording a $368,000 gain (net of $200,000 in taxes) in accumulated other comprehensive income/(loss) as a transition adjustment for its derivative instrument which had been designated as a cash flow hedge prior to adopting SFAS No. 133.

         On February 16, 2001, the Company terminated this interest rate swap agreement and simultaneously entered into a new interest rate swap agreement and designated the new swap as a cash flow hedge as defined by SFAS No. 133. From January 1, 2001 through February 16, 2001, the Company recorded a $318,000 charge to interest expense due to the devaluation of the original interest rate swap. Although the transition adjustment was reflected in other comprehensive loss, subsequent changes in the value of the original interest rate swap are reflected in the income statement because the swap was not designated as a hedging instrument as defined by SFAS No. 133. In, addition, the Company reclassified $79,000 (net of $43,000 in taxes) of the transition gain from OCI to interest expense representing the amortization of the transition gain due to terminating the interest rate swap during the six months ended June 30, 2001. The amortization of the transition adjustment will continue through April 16, 2003 (the expiration date of the original interest rate swap agreement). Derivative losses included in OCI for the six months ended June 30, 2001 amounted to $540,000 net of $304,000 in taxes reflecting the decline in market value of the interest rate swap entered into on February 16, 2001 through June 30, 2001. No event is expected to result in a reclassification of losses reported in OCI over the next twelve months due to the interest rate swap's effectiveness in off setting the variable rate cash flows of the debt.

5. BUYOUT OF COMMON STOCK

         On April 27, 2001, BHWK announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity owned and controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of BHWK, has agreed to pay $12.00 per share, in cash, for each share of common stock of BHWK not currently owned by Mr. Jacobs or his affiliates and BHWK will become a wholly-owned subsidiary of Gameco. Consummation of the transaction is subject to various conditions, including, among other things, the approval by BHWK's stockholders and the obtaining of various regulatory approvals. If the transaction fails to close because of Mr. Jacobs' inability to obtain financing, BHWK will be entitled to liquidated damages of $2 million. The transaction is expected to be consummated in the fourth quarter of 2001 and the merger agreement provides that the transaction must be completed by December 31, 2001.

6. SEGMENT DISCLOSURE

         As of January 4, 2001, BHWK acquired the Gold Dust West Casino in Reno, Nevada. This acquisition expanded BHWK's operations into another gaming jurisdiction other than Black Hawk, Colorado. As defined by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", the following segment information is presented after the elimination of inter-segment transactions. Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, minority interest in The Lodge, and privatization and other non-recurring costs) has been included as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.

7. ACQUISITION OF GOLD DUST WEST

         Assuming the Gold Dust West acquisition had occurred on January 1, 2000, for the three and six months ended June 30, 2000, net revenues would have been $24,875,000 and $49,899,000 respectively, net income would have been $1,752,000 and $3,760,000 respectively, and earnings per share would have increased $.05 and $.10 to $.42 and $.91 per share respectively. The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had this agreement been effective on January 1, 2000 or of future operations.

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED SEGMENT INFORMATION
FOR THE THREE AND SIX  MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,         JUNE 30,           JUNE 30,          JUNE 30,
                                                 2001             2000              2001              2000
                                            -------------     -------------     -------------     -------------
NET REVENUE
    Black Hawk, Colorado                    $  18,915,119     $  20,118,968     $  38,667,574     $  40,387,189
    Reno, Nevada                                4,589,025                           8,923,783
                                            -------------     -------------     -------------     -------------

              Total net revenue                23,504,144        20,118,968        47,591,357        40,387,189
                                            =============     =============     =============     =============

ADJUSTED EBITDA
    Black Hawk, Colorado                        4,681,931         5,787,562        10,015,505        12,033,737
    Reno, Nevada                                1,235,692         2,472,039
    Net corporate overhead                       (620,457)         (542,869)       (1,165,182)       (1,003,727)
                                            -------------     -------------     -------------     -------------

              ADJUSTED EBITDA                   5,297,166         5,244,693        11,322,362        11,030,010
                                            =============     =============     =============     =============

ADJUSTED EBITDA
    Black Hawk, Colorado                               25%               29%               26%               30%
    Reno, Nevada                                       27%                                 28%
                                            -------------     -------------     -------------     -------------

              ADJUSTED EBITDA                          23%               26%               24%               27%
                                            =============     =============     =============     =============

Operating Income
    Black Hawk, Colorado                        3,255,034         4,391,740         7,166,597         9,229,841
    Reno, Nevada                                  813,523                           1,566,420
    Net corporate overhead, privatization
      and other non-recurring costs            (1,738,508)         (545,093)       (2,286,296)       (1,007,625)
                                            -------------     -------------     -------------     -------------

              Operating Income              $   2,330,049     $   3,846,647     $   6,446,721     $   8,222,216
                                            =============     =============     =============     =============

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     2001             2000
                                                                                -------------     -------------
Assets:
    Black Hawk, Colorado                                                        $  89,602,616     $  92,159,769
    Reno, Nevada                                                                   29,572,622
    Corporate                                                                       4,126,251         5,316,480
                                                                                -------------     -------------

              Total Assets                                                      $ 123,301,489     $  97,476,249
                                                                                =============     =============

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

         This Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our gaming operations and future economic performance, and our plans with respect to the buyout described in Note 5 above. The forward-looking statements are based on current expectations that involve a number of risks and uncertainties that might adversely affect our operating results in the future in a material way: intensity of competition, particularly the opening of new casinos in our immediate market area in 2000 and those planned to be opened in 2001 and 2002, levels of gaming activity in general and in Black Hawk in particular, our ability to meet debt obligations, regulatory compliance, taxation levels, effects of national and regional economic and market conditions, labor and marketing costs, success of our diversification plans, the proposed buyout and the ultimate outcome of litigation matters.

         The following discussion is qualified in its entirety by the unaudited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended December 31, 2000.

Results of Operations
---------------------

Introduction
------------

         BHWK's results of operations for the three and six months ended June 30, 2001 and 2000 reflect the consolidated operations of our subsidiaries (GHC, GDW and The Lodge) and the net corporate overhead of BHWK.

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

Increased Competition in the Black Hawk Market

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. A third project recommenced construction with a projected opening date sometime in late 2001. A fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market is a certainty.

         We believe the new casinos have expanded the City of Black Hawk's gaming market; however, it is extremely difficult, if not impossible, to accurately predict the extent of the future growth of this market. In any event, we expect some of our previous and existing market share has been and will be lost to increased competition. We believe that the competition within this market will continue to increase and intensify. As a result, our marketing costs, our personnel costs and other costs at our properties will more than likely increase while we attempt to maintain our market share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations

         The following is an analysis of the results of our unaudited consolidated operations for the three and six months ended June 30, 2001 and 2000. EBITDA is included in the discussion of the unaudited results of operations. EBITDA should not be considered to be an alternative to operating income or net income as defined by accounting principles generally accepted in the United States of America. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented EBITDA as a supplemental disclosure to facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                   THREE MONTHS ENDED                          PERCENTAGE
                                                 JUNE 30,        JUNE 30,                       INCREASE
                                                   2001            2000        DIFFERENCE      (DECREASE)
                                              ------------    ------------    ------------    ------------
NET REVENUE
    Lodge                                     $ 14,294,649    $ 14,552,558    $   (257,909)           (2)%
    GHC                                          4,620,470       5,566,410        (945,940)          (17)%
    GDW                                          4,589,025                       4,589,025
                                              ------------    ------------    ------------

              Total net revenue                 23,504,144      20,118,968       3,385,176            17 %

COSTS AND EXPENSES
    Lodge                                       10,468,358      10,177,968         290,390             3 %
    GHC                                          3,764,830       4,153,438        (388,608)           (9)%
    GDW                                          3,353,333                       3,353,333
    Corporate                                      620,457         542,869          77,588            14 %
                                              ------------    ------------    ------------

              Total costs and expenses          18,206,978      14,874,275       3,332,703            22 %

ADJUSTED EBITDA
    Lodge                                        3,826,291       4,374,590        (548,299)          (13)%
    GHC                                            855,640       1,412,972        (557,332)          (39)%
    GDW                                          1,235,692                       1,235,692
    Net corporate overhead                        (620,457)       (542,869)        (77,588)           14 %
                                              ------------    ------------    ------------

              ADJUSTED EBITDA                    5,297,166       5,244,693          52,473             1 %
                                              ------------    ------------    ------------

Interest income                                    (39,282)        (81,575)         42,293           (52)%
Interest expense                                 1,250,632         920,860         329,772            36 %
Income taxes                                       605,822         867,600        (261,778)          (30)%
Privatization and other non-recurring costs      1,114,989                       1,114,989
Depreciation and amortization                    1,852,128       1,398,046         454,082            32 %
Minority Interest in The Lodge                     446,122         597,395        (151,273)          (25)%
                                              ------------    ------------    ------------

Net income                                    $     66,755    $  1,542,367    $ (1,475,612)          (96)%
                                              ============    ============    ============

BASIC EARNINGS PER SHARE                      $       0.01    $       0.37    $      (0.36)          (97)%

Dilutive effect of outstanding options
                                              ------------    ------------    ------------

DILUTED EARNINGS PER SHARE                    $       0.01    $       0.37    $      (0.36)          (97)%
                                              ============    ============    ============


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX  MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                   SIX MONTHS ENDED                            PERCENTAGE
                                                 JUNE 30,        JUNE 30,                       INCREASE
                                                   2001            2000        DIFFERENCE      (DECREASE)
                                              ------------    ------------    ------------    ------------
NET REVENUE
    Lodge                                     $ 28,634,975    $ 29,246,787    $   (611,812)           (2)%
    GHC                                         10,032,599      11,140,402      (1,107,803)          (10)%
    GDW                                          8,923,783                       8,923,783
                                              ------------    ------------    ------------

              Total net revenue                 47,591,357      40,387,189       7,204,168            18 %

COSTS AND EXPENSES
    Lodge                                       20,826,756      20,231,185         595,571             3 %
    GHC                                          7,825,313       8,122,267        (296,954)           (4)%
    GDW                                          6,451,744                       6,451,744
    Corporate                                    1,165,182       1,003,727         161,455            16 %
                                              ------------    ------------    ------------

              Total costs and expenses          36,268,995      29,357,179       6,911,816            24 %

ADJUSTED EBITDA
    Lodge                                        7,808,219       9,015,602      (1,207,383)          (13)%
    GHC                                          2,207,286       3,018,135        (810,849)          (27)%
    GDW                                          2,472,039                       2,472,039
    Net corporate overhead                      (1,165,182)     (1,003,727)       (161,455)           16 %
                                              ------------    ------------    ------------

              ADJUSTED EBITDA                   11,322,362      11,030,010         292,352             3 %
                                              ------------    ------------    ------------

Interest income                                   (114,596)       (160,537)         45,941           (29)%
Interest expense                                 2,821,966       1,907,106         914,860            48 %
Income taxes                                     1,391,114       1,880,200        (489,086)          (26)%
Privatization and other non-recurring costs      1,114,989                       1,114,989
Depreciation and amortization                    3,760,652       2,807,794         952,858            34 %
Minority Interest in The Lodge                     885,408       1,252,909        (367,501)          (29)%
                                              ------------    ------------    ------------

Net income                                    $  1,462,829    $  3,342,538    $ (1,879,709)          (56)%
                                              ============    ============    ============

BASIC EARNINGS PER SHARE                      $       0.35    $       0.81    $      (0.46)          (57)%

Dilutive effect of outstanding options               (0.01)                          (0.01)
                                              ------------    ------------    ------------

DILUTED EARNINGS PER SHARE                    $       0.34    $       0.81    $      (0.47)          (58)%
                                              ============    ============    ============




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

Net Revenues

         We generated net revenues of $23,504,000 during the three months ended June 30, 2001 compared to $20,119,000 for the same period of 2000. The increase in net revenues of $3,385,000 or 17% is the result of net revenues generated from GDW (acquired January 4, 2001) of $4,589,000 offset by decreases in net revenues at The Lodge and Gilpin casinos of $258,000 and $946,000, respectively. Generally we believe the primary reason for the decrease in net revenues at our Colorado properties for the three months ended June 30, 2001 over the same period of 2000 was due to the intensified level of competition and increased marketing efforts within the marketplace.

Costs and Expenses

         Our total costs and expenses were $18,207,000 for the three months ended June 30, 2001 compared to $14,874,000 for the same period of 2000. The overall increase of $3,333,000 or 22% was the result of costs and expenses associated with GDW of $3,354,000 as well as increases in costs and expenses at The Lodge, and BHWK of $291,000 and $77,000 respectively. These expenses were partially offset by a reduction in costs and expenses at GHC of $389,000.

EBITDA and Minority Interest

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $5,297,000 for the three months ended June 30, 2001 compared to $5,245,000 for the same period of 2000. The increase of $52,000 or 1% is primarily the result of the factors discussed above. Our EBITDA and Minority Interest ratio (EBITDA and Minority Interest divided by our net revenues) is 23% for the three months ended June 30, 2001 compared to 26% for the same period of 2000.

Interest Income

         We had interest income totaling $40,000 during the three months ended June 30, 2001 compared to $82,000 for the same period of 2000. The decrease of $42,000 or 51% is due primarily to the reductions in interest rates and invested cash balances.

Interest Expense

         We had interest expense totaling $1,251,000 during the three months ended June 30, 2001 compared to $921,000 for the same period of 2000. The increase of $330,000 or 36% is primarily the result of interest on borrowings associated with the acquisition of GDW of $437,000 and increases in interest expense at The Lodge of $9,000. The increases were partially offset by reductions in interest expense incurred at GHC of $116,000.

Privatization and other non-recurring costs

         During the current three months ended June 30, 2001, we incurred privatization and other non-recurring costs of approximately $1,115,000. The costs associated with the buyout offer (See Item 1 Note 5 above) through June 30, 2001 were $980,000. These costs include fees paid to financial advisors hired to identify strategic alternatives available to the Company as well as fees paid to legal counsel and financial advisors hired by the Company and the Special Committee of the Board of Directors in its analysis of the buyout offer. In addition, included in these costs is a total of $135,000 in fines ($75,000 on behalf of GHC and $60,000 on behalf of The Lodge) assessed by the Colorado Division of Gaming pursuant to the issuance of a stipulation and agreement for each property alleging certain violations of Internal Control Minimum Procedures.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000 (continued)

Depreciation and Amortization

         We had depreciation and amortization of $1,852,000 for the three months ended June 30, 2001 compared to $1,398,000 for the same period of 2000. The increase of $454,000 or 32% is primarily due to the depreciation and amortization incurred by the GDW of $422,000 and an increase in depreciation and amortization expense at The Lodge and GHC and Corporate of $14,000, $17,000, and $1,000 respectively. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Minority Interest

         Minority interest for the three months ended June 30, 2001 totaled $446,000 compared to $598,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions), that is owned by affiliates of our chief executive officer.

Income Taxes

         Our effective income tax rate for the three months ended June 30, 2001 and 2000 resulted in income tax expense of $606,000 and $867,000. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Due to the significant costs incurred in association with the buyout offer (see privatization and other non-recurring costs above) and the non-deductible nature of a substantial portion of those costs, the Company's effective income tax rate for the three months ended increased to 90% as compared to 36% for the comparable quarter of the prior year. With the exception of costs associated with the buyout offer and assuming continued profitability at our current levels (and no change in the current tax law), we expect our effective income tax rate to return to the 36% range next year.

Net Income

         As a result of the factors discussed above, we reported net income of $67,000 for the three months ended June 30, 2001 compared to $1,543,000 for the same period of 2000, a decrease in net income of $1,476,000 or 96%.

Earnings Per Share

         We reported basic earnings per share for the three months ended June 30, 2001 and 2000 of $.01 and $.37, respectively and diluted earnings per share for the same time periods of $.01 and $.37, respectively. The decrease in basic and diluted earnings per share of $.36 or 97% respectively, are the result of significant privatization costs as well as reduced profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

THE LODGE UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Net Revenues

         The Lodge generated net revenues of $14,295,000 during the three months ended June 30, 2001 compared to $14,553,000 for the same period of 2000. The decrease in our net revenues at The Lodge of $258,000 or 2% is primarily due to a decrease in casino revenue (net of cash redemption) of $167,000 or 1% and a net decrease in other combined net revenue of $91,000. As previously discussed, we believe the primary reason for the decrease in net revenue is due to increased competition and marketing efforts in the City of Black Hawk.

Costs and Expenses

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $10,469,000 during the three months ended June 30, 2001 compared to $10,178,000 for the same period of 2000. The overall increase of $291,000 or 3% is due to increases in labor costs of $223,000, marketing and media costs of $113,000, utilities of $31,000, local device fees of $33,000, and other net expenses of $12,000. These increases were offset by a decrease in slot participation costs of $121,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $3,826,000 for the three months ended June 30, 2001 compared to $4,375,000 for the same period of 2000. The decrease in EBITDA of $548,000 or 13% is primarily the result of a more competitive market and increased marketing efforts in the City of Black Hawk.

Interest Expense

         Interest expense at The Lodge was $714,000 for the three months ended June 30, 2001 compared to $705,000 for the same period of 2000. The increase of $9,000 or 1% is primarily due to increases in interest expense of $58,000 on our increased average debt outstanding. This was partially offset by a $49,000 credit to interest expense in connection with our interest rate swap activity during the three months ended June 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         Depreciation and amortization of The Lodge totaled $980,000 for the three months ended June 30, 2001 compared to $966,000 for the same period of 2000. The increase of $14,000 or 1% is generally due to an increase in depreciable assets.

Income before income taxes

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before minority interest) of $2,157,000 for the three months ended June 30, 2001 compared to $2,762,000 for the same period of 2000, a decrease of $605,000 or 22%.

         We continually review the overall operational aspects of The Lodge and attempt to modify our operations, when and if necessary, in an attempt to remain competitive and to maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to enhance the overall product we offer at The Lodge in order to be responsive to the new and increased competition within the marketplace.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

THE GILPIN HOTEL CASINO UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

Net Revenues

         GHC generated net revenues of $4,620,000 during the three months ended June 30, 2001 compared to $5,566,000 for the same period of 2000. The decrease in our net revenues at GHC of $946,000 or 17% is primarily due to a decrease in casino revenue of $907,000 and a net decrease in other combined net revenue of $39,000. While we attribute approximately $485,000 of the reduction in our casino revenues to abnormally low hold percentages during the quarter, the primary reason for the decrease in our overall casino revenue at GHC is a result of the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Costs and Expenses

         GHC's costs and expenses totaled $3,764,000 during the three months ended June 30, 2001 compared to $4,153,000 for the same period of 2000. The overall decrease of $389,000 or 9% is due to decreases in gaming taxes of $197,000, bus program costs of $40,000, labor costs of $65,000, slot participation costs of $64,000 and other net costs and expenses of $59,000. These reductions were offset by an increase in marketing related costs of $36,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $856,000 for the three months ended June 30, 2001 compared to $1,413,000 for the same period of 2000. The decrease in EBITDA of $557,000 or 39% is primarily the result of increased competition and the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Interest Expense

         Interest expense at GHC was $100,000 for the three months ended June 30, 2001 compared to $216,000 for the same period of 2000. The decrease of $116,000 or 54% is primarily due to paying down our debt levels at various times since June 30, 2000 as well as a $12,000 credit to interest expense in connection with our interest rate swap activity during the three months ended June 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         The depreciation and amortization of GHC totaled $447,000 for the three months ended June 30, 2001 compared to $430,000 for the same period of 2000. The increase of $17,000 or 4% is generally due to an increase in depreciated assets.

Income before income taxes

         As a result of the factors discussed above, GHC generated income before income taxes of $316,000 for the three months ended June 30, 2001 compared to $788,000 for the same period of 2000, a decrease of $472,000 or 60%.

         GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. As with The Lodge, we continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to enhance GHC's operations. Our market strategy is similar to that at The Lodge, whereby we focus on GHC's existing customer base, and try to develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to build on the product we offer at GHC and to attempt to remain competitive with the new and increased competition in the City. We are currently investigating possible expansion opportunities for the Gilpin in order to provide a more competitive single floor casino environment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

GOLD DUST WEST UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         On January 4, 2001, BHWK purchased the assets and operating business of the Gold Dust West Casino with operations beginning January 5, 2001. Therefore, there are no comparisons to the prior periods presented. See BHWK's 8-K filing dated March 19, 2001 for pro-forma results.

Net Revenues

         GDW generated net revenues of $4,589,000 during the three months ended June 30, 2001. The revenues by operating department included casino revenue of $4,122,000 or 90%, food and beverage revenue of $332,000 (net of $318,000 in promotional allowances) or 7%, hotel revenue of $85,000 (net of $9,000 in promotional allowances) or 2% and other revenues of $12,000.

Costs and Expenses

         GDW's costs and expenses totaled $3,353,000 during the three months ended June 30, 2001. The costs and expenses by operating departments included casino operations of $1,209,000 or 36%, food and beverage operations of $576,000 or 17%, hotel operations of $65,000 or 2%, marketing, general, and administrative of $1,503,000 or 45%.

EBITDA

         When GDW's costs and expenses are subtracted from net revenues, the result is EBITDA of $1,236,000 for the three months ended June 30, 2001.

Interest Expense

         Interest expense at GDW was $437,000 for the three months ended June 30, 2001 resulting from borrowings associated with its acquisition by BHWK.

Depreciation and Amortization

         Depreciation and amortization at GDW totaled $422,000 for the three months ended June 30, 2001. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Income before income taxes

         As a result of the factors discussed above, GDW generated income before income taxes of $382,000 for the three months ended June 30, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

CORPORATE UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         Generally, our corporate operations are not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

Net Revenue

         No net revenue is generated at our corporate level after elimination of inter-company transactions.

Costs and Expenses

         Our costs and expenses totaled $620,000 for the three months ended June 30, 2001 compared to $543,000 for the same period of 2000. The increase of $77,000 or 14% is due to increases in consulting costs of $38,000, travel and entertainment of $21,000, director's fees of $18,000 and legal of $10,000, offset by a reduction in other net general and administrative expenses of $10,000.

Net Corporate Overhead

         As no revenues are generated at the corporate level, net corporate overhead is equal to costs and expenses. The increase in our net corporate overhead of $77,000 or 14% decreases our consolidated EBITDA.

Depreciation and Amortization

         Depreciation and amortization at the corporate level was $3,000 and $2,000 for the three months ended June 30, 2001 and 2000 respectively.

Privatization and other non-recurring costs

         During the current three months ended June 30, 2001, we incurred privatization and other non-recurring costs of approximately $1,115,000. The costs associated with the buyout offer (See Item 1 Note 5 above) through June 30, 2001 were $980,000. These costs include fees paid to financial advisors hired to identify strategic alternatives available to the Company as well as fees paid to legal counsel and financial advisors hired by the Company and the Special Committee of the Board of Directors in its analysis of the buyout offer. In addition, included in these costs is a total of $135,000 in fines assessed by the Colorado Division of Gaming as discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

Net Revenues

         We generated net revenues of $47,591,000 during the six months ended June 30, 2001 compared to $40,387,000 for the same period of 2000. The increase in net revenues of $7,204,000 or 18% is the result of net revenues generated from GDW (acquired January 4, 2001) of $8,924,000 offset by decreases in net revenues at The Lodge and Gilpin casinos of $612,000 and $1,108,000, respectively.

         Generally, we believe the primary reason for the decrease in net revenues at our Colorado properties for the six months ended June 30, 2001 over the same period of 2000 was due to the intensified level of competition and increased marketing efforts within the marketplace. During February and March of 2000, devices in the City of Black Hawk increased approximately 1,700 units or 24% with the opening of two new casinos.

Costs and Expenses

         Our total costs and expenses were $36,269,000 for the six months ended June 30, 2001 compared to $29,357,000 for the same period of 2000. The overall increase of $6,912,000 or 24% was the result of costs and expenses associated with GDW of $6,452,000 as well as increases in costs and expenses at The Lodge, and BHWK of $596,000 and $161,000 respectively. These expenses were partially offset by a reduction at GHC of $297,000.

EBITDA and Minority Interest

         When our total costs and expenses are subtracted from our net revenues, the result is EBITDA and Minority Interest of $11,322,000 for the six months ended June 30, 2001 compared to $11,030,000 for the same period of 2000. The increase of $292,000 or 3% is primarily the result of the factors discussed above. Our EBITDA and Minority Interest ratio (EBITDA and Minority Interest divided by our net revenues) is 24% for the six months ended June 30, 2001 compared to 27% for the same period of 2000.

Interest Income

         We had interest income totaling $115,000 during the six months ended June 30, 2001 compared to $161,000 for the same period of 2000. The decrease of $46,000 or 29% is due primarily to the reductions in interest rates and invested cash balances.

Interest Expense

         We had interest expense totaling $2,822,000 during the six months ended June 30, 2001 compared to $1,907,000 for the same period of 2000. The increase of $915,000 or 48% is primarily the result of interest on borrowings associated with the acquisition of GDW of $921,000 and increases in interest expense at The Lodge of $177,000. The increases were partially offset by reductions in interest expense incurred at GHC of $183,000.

Privatization and other non-recurring costs

         See the discussion under unaudited consolidated results of operations for the three months ended June 30,2001 compared to the three months ended June 30, 2000 above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 (continued)

Depreciation and Amortization

         We had depreciation and amortization of $3,761,000 for the six months ended June 30, 2001 compared to $2,808,000 for the same period of 2000. The increase of $953,000 or 34% is primarily due to the depreciation and amortization incurred by the GDW of $906,000 and an increase in depreciation and amortization expense at The Lodge and GHC and Corporate of $38,000, $7,000, and $2,000 respectively. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Minority Interest

         Minority interest for the six months ended June 30, 2001 totaled $885,000 compared to $1,253,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions), which is owned by affiliates of our chief executive officer.

Income Taxes

         Our effective income tax rate for the six months ended June 30, 2001 and 2000 resulted in income tax expense of $1,391,000 and $1,880,000. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Due to the significant costs incurred in association with the buyout offer (see privatization and other non-recurring costs above) and the non-deductible nature of a substantial portion of those costs, the Company's effective income tax rate for the six months ended increased to 49% as compared to 36% for the comparable period of the prior year. With the exception of costs associated with the buyout offer and assuming continued profitability at our current levels (and no change in current tax law), we expect that our effective income tax rate to return to the 36% range next year.

Net Income

         As a result of the factors discussed above, we reported net income of $1,463,000 for the six months ended June 30, 2001 compared to $3,343,000 for the same period of 2000, a decrease in net income of $1,880,000 or 56%.

Earnings Per Share

         We reported basic earnings per share for the six months ended June 30, 2001 and 2000 of $.35 and $.81, respectively and diluted earnings per share for the same time periods of $.34 and $.81, respectively. The decrease in basic and diluted earnings per share of $.46 or 57% and $.47 or 58% respectively, are the result of significant privatization costs as well as reduced profitability.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

THE LODGE UNAUDITED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net Revenues

         The Lodge generated net revenues of $28,635,000 during the six months ended June 30, 2001 compared to $29,247,000 for the same period of 2000. The decrease in our net revenues at The Lodge of $612,000 or 2% is primarily due to decrease in casino revenue (net of cash redemption) of $769,000 or 3% and a net decrease in other combined net revenue of $147,000, offset by sales tax and workers compensation premium refunds of $247,000 and $57,000 respectively. As previously discussed, we believe the primary reason for the decrease in net revenue is due to increased competition and marketing efforts in the City of Black Hawk.

Costs and Expenses

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $20,827,000 during the six months ended June 30, 2001 compared to $20,231,000 for the same period of 2000. The overall increase of $596,000 or 3% is due to increases in labor costs of $388,000, marketing and media costs of $296,000 and other net costs and expenses of $55,000. These increases were offset by a reduction in gaming taxes of $143,000.

EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is EBITDA and Minority Interest of $7,808,000 for the six months ended June 30, 2001 compared to $9,016,000 for the same period of 2000. The decrease in EBITDA of $1,207,000 or 13% is primarily the result of a more competitive market and increased marketing efforts within the City of Black Hawk.

Interest Expense

         Interest expense at The Lodge was $1,631,000 for the six months ended June 30, 2001 compared to $1,454,000 for the same period of 2000. The increase of $177,000 or 12% is primarily due to a $159,000 charge to interest expense in connection with our interest rate swap activity during the six months ended June 30, 2001 (see Item 1 Note 4 above). An additional $18,000 in interest expense was incurred due to a slight increase in average debt levels held during the current year as compared to the prior year.

Depreciation and Amortization

         Depreciation and amortization of The Lodge totaled $1,953,000 for the six months ended June 30, 2001 compared to $1,915,000 for the same period of 2000. The increase of $38,000 or 2% is generally due to an increase in depreciable assets.

Income before income taxes

         As a result of the factors discussed above, The Lodge generated income before income tax (after eliminating inter-company transactions and before minority interest) of $4,282,000 for the six months ended June 30, 2001 compared to $5,762,000 for the same period of 2000, a decrease of $1,480,000 or 26%.

         We continually review the overall operational aspects of The Lodge and we attempt to modify our operations, when and if necessary, in an attempt to remain competitive and to maintain our market share. Generally, our market strategy is to focus on our existing customer base at The Lodge while we develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to enhance the overall product we offer at The Lodge in order to be responsive to the new and increased competition within the market place.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

THE GILPIN HOTEL CASINO UNAUDITED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Net Revenues

         GHC generated net revenues of $10,032,000 during the six months ended June 30, 2001 compared to $11,140,000 for the same period of 2000. The decrease in our net revenues at GHC of $1,108,000 or 10% is primarily due to a decrease in casino revenue (net of cash redemption) of $1,374,000 and a net decrease in other combined net revenue of $42,000. Sales tax and workers compensation refunds of $287,000 and $21,000 respectively partially offset the reductions in revenue. While we attribute approximately $485,000 of the reduction in our casino revenue to abnormally low hold percentages during the second quarter, the primary reason for the decrease in our casino revenue at GHC is a result of the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Costs and Expenses

         GHC's costs and expenses totaled $7,825,000 during the six months ended June 30, 2001 compared to $8,122,000 for the same period of 2000. The overall decrease of $297,000 or 4% is due to decreases in gaming taxes of $310,000, bus program costs of $98,000, and labor costs of $39,000, and other net costs and expenses of $21,000. These reductions were offset by an increase in marketing costs of $171,000.

EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is EBITDA of $2,207,000 for the six months ended June 30, 2001 compared to $3,018,000 for the same period of 2000. The decrease in EBITDA of $811,000 or 27% is primarily the result of increased competition and the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Interest Expense

         Interest expense at GHC was $270,000 for the six months ended June 30, 2001 compared to $453,000 for the same period of 2000. The decrease of $183,000 or 40% is primarily due to paying down our debt levels at various times since June 30, 2000 offset by a $38,000 charge to interest expense in connection with interest rate swap activity during the six months ended June 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         The depreciation and amortization of GHC totaled $896,000 for the six months ended June 30, 2001 compared to $889,000 for the same period of 2000. The increase of $7,000 or 1% is generally due to an increase in depreciated assets.

Income before income taxes

         As a result of the factors discussed above, GHC generated income before income taxes of $1,064,000 for the six months ended June 30, 2001 compared to $1,712,000 for the same period of 2000, a decrease of $648,000 or 38%.

         GHC's operations have been impacted due to the additional competition in Black Hawk, which also includes The Lodge. As with The Lodge, we continually review the overall operational aspects at GHC and add or eliminate areas and/or amenities in order to enhance GHC's operations. Our market strategy is similar to that at The Lodge, whereby we focus on GHC's existing customer base, and try to develop marketing programs that increase new customer visits. Our goal for 2001 is to continue to build on the product we offer at GHC and to attempt to remain competitive with the new and increased competition in the City. We are currently investigating possible expansion opportunities for the Gilpin in order to provide a more competitive single floor casino environment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

GOLD DUST WEST UNAUDITED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         On January 4, 2001, BHWK purchased the assets and operating business of the Gold Dust West Casino with operations beginning January 5, 2001. Therefore, there are no comparisons to the prior periods presented. See BHWK's 8-K filing dated March 19, 2001 for pro-forma results.

Net Revenues

         GDW generated net revenues of $8,924,000 during the six months ended June 30, 2001. The revenues by operating department included casino revenue of $8,111,000 or 91%, food and beverage revenue of $581,000 (net of $614,000 in promotional allowances) or 7%, hotel revenue of $201,000 (net of $21,000 in promotional allowances) or 2% and other revenues of $31,000.

Costs and Expenses

         GDW's costs and expenses totaled $6,452,000 during the six months ended June 30, 2001. The costs and expenses by operating departments included casino operations of $2,430,000 or 37%, food and beverage operations of $1,081,000 or 17%, hotel operations of $115,000 or 2%, marketing, general, and administrative of $2,825,000 or 44%.

EBITDA

         When GDW's costs and expenses are subtracted from net revenues, the result is EBITDA of $2,472,000 for the six months ended June 30, 2001.

Interest Expense

         Interest expense at GDW was $921,000 for the six months ended June 30, 2001 resulting from borrowings associated with its acquisition by BHWK.

Depreciation and Amortization

         Depreciation and amortization at GDW totaled $906,000 for the six months ended June 30, 2001. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Income before income taxes

         As a result of the factors discussed above, GDW generated income before income taxes of $660,000 for the six months ended June 30, 2001

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (continued)

CORPORATE UNAUDITED RESULTS OF OPERATIONS -- FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Generally, our corporate operations are not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

Net Revenue

         No net revenue is generated at our corporate level after elimination of inter-company transactions.

Costs and Expenses

         Our costs and expenses totaled $1,165,000 for the six months ended June 30, 2001 compared to $1,004,000 for the same period of 2000. The increase of $161,000 or 16% is due to increases in compensation related costs of $57,000, consulting costs of $29,000, travel and entertainment of $37,000, director's fees of $27,000 and other net general and administrative expenses of $11,000.

Net Corporate Overhead

         As no revenues are generated at the corporate level, net corporate overhead is equal to costs and expenses. The increase in our net corporate overhead of $161,000 or 16% decreases our consolidated EBITDA.

Depreciation and Amortization

         Depreciation and amortization at the corporate level was $6,000 and $4,000 for the six months ended June 30, 2001 and 2000 respectively.

Privatization and other non-recurring costs

         See the discussion under corporate unaudited results of operations for the three months ended June, 30, 2001 compared to the three months ended June 30, 2000 above.

Liquidity and Capital Resources
-------------------------------

         The net cash provided by operating activities was $3,406,000 during the first six months ended June 30, 2001 compared to net cash provided by operating activities of $4,227,000 for the same period of 2000.

         Net cash used in investing activities for the six months ended June 30, 2001 was $27,522,000. The uses of funds included payments for equipment additions to our casinos of $1,481,000 and payments to acquire the Gold Dust West of $26,054,000. These uses of funds were partially offset by the proceeds from the sale of equipment of $13,000. Net cash used in investing activities for the six months ended June 30, 2000 was $2,069,000. The primary uses of funds included payments for equipment purchases and additions to our casinos totaling $1,123,000 and payments related to the acquisition of the Gold Dust West of $974,000 (including a $500,000 earnest money deposit). These uses of funds were partially offset by the proceeds from the sale of equipment totaling $28,000.

         The net cash provided by financing activities during the six months ended June 30, 2001 totaled $25,154,000. These sources of funds included proceeds from the reducing and revolving line of credit of $36,500,000 and other financing activities of $42,000. These sources were reduced by payments on bonds of $178,000, payments on long-term debt of $8,021,000, payments to amend the reducing and revolving credit facility of $571,000, and distributions to the 25% minority interest owners of The Lodge of $2,617,000 representing the portion of earnings of The Lodge which are applicable to the minority interest owners. The net cash used in financing activities during the six months ended June 30, 2000 totaled $3,981,000. These uses of funds included payments on bonds totaling $175,000, payments on long-term debt of $3,195,000 and distributions to the minority interest owner of The Lodge totaling $621,000. These uses of funds were partially offset by other financing activities of $10,000.

         As of June 30, 2001 the Company had working capital of approximately $3,848,000 compared to a negative working capital of approximately $99,000 at December 31, 2000.

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

Buyout of common stock

         On April 27, 2001, BHWK executed a merger agreement (see Item 1 Note 5 above). In connection with the merger agreement, BHWK has incurred approximately $1,000,000 in privatization costs consisting principally of investment banking, legal, accounting and other fees. Total privatization costs are expected to be approximately $2,000,000 exclusive of the underwriter's discount. Pursuant to accounting principles generally accepted in the United States of America ("GAAP") these costs as well as future privatization costs will be expensed as incurred. Furthermore, a majority of these costs are not deductible for income tax purposes. The Company anticipates closing of the transaction late in the fourth quarter of 2001.

Gold Dust West Acquisition

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. On December 22, 2000 we obtained the appropriate Nevada gaming approvals and licensing, and closed on the purchase transaction January 4, 2001 for $27,277,000 including $777,000 in transaction costs. Approximately $26,000,000 of the acquisition cost was funded from the amended reducing and revolving credit facility described below.

Reducing and Revolving Credit Facility

         On December 21, 2000, we entered into the first amendment to our existing reducing and revolving credit facility with an effective date of January 4, 2001 (the acquisition date of the assets and operating business of the Gold Dust West Casino). The first amendment to our credit agreement increased the aggregate reducing and revolving credit facility to $75,000,000 from $65,000,000. Some of the more important terms of the amended credit agreement are: (i) the facility is a four year reducing commitment in

-------------------------------------------

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

         On February 16, 2001, we terminated the interest rate swap agreement and concurrently entered into a new interest rate swap agreement, with the same counterparty, with an initial notional amount of $50,000,000 including scheduled reductions of $10,000,000 each at December 31, 2002 and December 31, 2003 until final maturity on April 16, 2004. The new interest rate swap agreement provides that, on a quarterly basis, we pay a fixed rate of 5.46% on the notional amount of $50,000,000 and receives a payment based on LIBOR applied to the notional amount. The fair value of the $35,000,000 interest rate swap upon termination of approximately $250,000 was used to pay down the fixed interest rate on the new $50,000,000 interest rate swap. The new interest rate swap agreement has been designated and documented as a cash-flow hedge, and therefore, the change in the fair value of the hedge is recorded in accumulated other comprehensive income
(loss) net of taxes to the extent effectiveness (as defined by SFAS No. 133) has been determined. All income or expense associated with the interest rate swap affecting earnings is recognized in the income statement.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
-------  ----------------------------------------------------------

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $59 million and $36 million at June 30, 2001 and 2000 respectively. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would also decrease.

         In an effort to minimize our exposure to interest rate risk on our credit facility, at June 30, 2001 and 2000 we had partially hedged our exposure to interest rate risk by participating in interest rate swaps. Under the terms of the swap agreements, we receive a variable rate interest payment and pay a fixed rate interest payment on a notional amount of $50 million and $35 million at June 30, 2001 and 2000 respectively. This has reduced our exposure to interest rate risk to $9 million and $1 million of debt not hedged with the interest rate swaps at June 30, 2001 and 2000 respectively.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at June 30, 2001 would be approximately $56,000.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

              Not Applicable

Item 2.  Changes in Securities

              None

Item 3.  Defaults Upon Senior Securities

              None

Item 4. Submission of Matters to a Vote of Security Holders

              None

Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

              ( a )    Exhibits:

                       None

              ( b )    Reports on Form 8-K

                       Date             Item No's. Reported
                       ----             -------------------
                       4/16/2001        5
                       4/30/2001        5
                       5/04/2001        5, 7
                       6/04/2001        5

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Black Hawk Gaming & Development Company, Inc. Registrant



Date: August 10, 2001              By:  /s/ Jeffrey P. Jacobs
                                        ---------------------
                                        Jeffrey P. Jacobs, Chairman of the Board
                                        of Directors and Chief Executive Officer



                                        /s/ Stephen R. Roark
                                        --------------------
                                        Stephen R. Roark, President and
                                        Chief Financial Officer