Form 10-Q/A
period 2001-06-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2001-08-30
CIK 896495

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________


                          Commission File No. 0-21736
                          ---------------------------

                        BLACK HAWK GAMING & DEVELOPMENT
                     ------------------------------------
                                 COMPANY, INC.
                              ------------------
            (Exact name of Registrant as specified in its charter)

           Colorado                                      84-1158484
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 21
240 Main Street
Black Hawk, Colorado                                       80422
-----------------------------------------              -------------
(Address of principal executive offices)                 (Zip code)



Registrant's telephone number, including area code     (303) 582-1117
                                                       --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                            4,132,233 shares
------------                  ---------------------------------
Class                         Outstanding as of August 10, 2001

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                             Index to Form 10-Q/A

Part I  --  Financial Information.

   Item 1. Financial Statements.

     This amendment to Item 1 of the registrant's report on Form 10-Q for the Quarterly Period Ended June 30, 2001 corrects an error on page 9 of the initial filing. The line item "ADJUSTED EBITDA--Reno, Nevada" should have shown $2,472,039 for the six months ended June 30, 2001 rather than for the three months ended June 30, 2000. The correction is set forth on page 9 hereof.

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

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED SEGMENT INFORMATION
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
---------------------------------------------------------

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                              June 30,     June 30,         June 30,      June 30,
                                                2001         2000             2001          2000
                                            -----------   -----------     ------------   -----------
NET REVENUE
  Black Hawk, Colorado                      $18,915,119   $20,118,968     $ 38,667,574   $40,387,189
  Reno, Nevada                                4,589,025                      8,923,783
                                            -----------   -----------     ------------   -----------

      Total net revenue                      23,504,144    20,118,968       47,591,357    40,387,189
                                            ===========   ===========     ============   ===========

ADJUSTED EBITDA
  Black Hawk, Colorado                        4,681,931     5,787,562       10,015,505    12,033,737
  Reno, Nevada                                1,235,692                      2,472,039
  Net corporate overhead                       (620,457)     (542,869)      (1,165,182)   (1,003,727)
                                            -----------   -----------     ------------   -----------

      ADJUSTED EBITDA                         5,297,166     5,244,693       11,322,362    11,030,010
                                            ===========   ===========     ============   ===========

ADJUSTED EBITDA
  Black Hawk Colorado                                25%           29%              26%           30%
  Reno, Nevada                                       27%                            28%
                                            -----------   -----------     ------------   -----------

      ADJUSTED EBITDA                                23%           26%              24%           27%
                                            ===========   ===========     ============   ===========

Operating Income
  Black Hawk, Colorado                        3,255,034     4,391,740        7,166,597     9,229,841
  Reno, Nevada                                  813,523                      1,566,420
  Net corporate overhead, privatization
   and other non-recurring costs             (1,738,508)     (545,093)      (2,286,296)   (1,007,625)
                                            -----------   -----------     ------------   -----------

      Operating Income                      $ 2,330,049   $ 3,846,547     $  6,446,721   $ 8,222,216
                                            ===========   ===========     ============   ===========

                                                                            June 30,       June 30,
                                                                              2001           2000
                                                                          ------------   -----------

Assets:
  Black Hawk, Colorado                                                    $ 89,602,616   $92,159,769
  Reno, Nevada                                                              29,572,622
  Corporate                                                                  4,126,251     5,316,480
                                                                          ------------   -----------

      Total Assets                                                        $123,301,489   $97,476,249
                                                                          ============   ===========


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                              Black Hawk Gaming & Development Company, Inc. Registrant


Date:  August 29, 2001        By: /s/ Stephen R. Roark
                                  ---------------------
                                  Stephen R. Roark, President and
                                  Chief Financial Officer