Form 10-Q
period 2001-09-30
BLACK HAWK GAMING & DEVELOPMENT CO INC
filed 2001-11-13
CIK 896495

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---                     SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended    September 30, 2001
                                  ------------------

                                      OR

----           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________  to  _________________


Commission File Number:    0-21736
                           -------


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                      84-115848
         ------------                                  -------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

           P.O. Box 21
           240 Main Street
           Black Hawk, Colorado                           80422
           ---------------------------------         --------------
          (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (303) 582-1117
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No_______
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock                                4,154,400 shares
-------------                               ----------------
Class                                       Outstanding as of November 13, 2001

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

                              Index to Form 10-Q

                              September 30, 2001

PART I.  FINANCIAL INFORMATION                                                      Page No.
                                                                                    --------
         Item 1.           Consolidated Financial Statements:

                           Unaudited Consolidated Balance Sheets as of
                           September 30, 2001 and December 31, 2000                      1

                           Unaudited Consolidated Statements of Income for
                           the three and nine months ended September 30,
                           2001 and 2000                                                 2-3

                           Unaudited Consolidated Statement of Stockholders'
                           Equity for the nine months ended September 30, 2001           4

                           Unaudited Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 2001 and 2000         5

                           Unaudited Notes to Consolidated Financial Statements          6-8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                 9-25

         Item 3.           Quantitative and Qualitative Disclosure
                           About Market Risk                                             26

PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                             27

         Item 2.           Changes in Securities                                         27

         Item 3.           Defaults Upon Senior Securities                               27

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                              27

         Item 5.           Other Information                                             27

         Item 6.           Exhibits and Reports on Form 8-K                              27

SIGNATURES                                                                               28

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

                                                                                   September 30,       December 31,
                                                                                        2001               2000
                                                                               -------------------  -------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $      14,312,579     $       8,518,464
  Accounts receivable                                                                      201,455               740,804
  Inventories                                                                              552,858               535,231
  Prepaid expenses                                                                       1,580,979               671,546
  Deferred income tax                                                                      440,470               440,470
                                                                                 -------------------  -------------------
      Total current assets                                                              17,088,341            10,906,515

LAND                                                                                    18,799,427            15,239,426

GAMING FACILITIES:
  Building and improvements                                                             63,644,375            58,283,231
  Equipment                                                                             23,235,894            18,487,936
  Accumulated depreciation                                                             (17,674,155)          (14,134,293)
                                                                                 -------------------  -------------------
     Total gaming facilities                                                            69,206,114            62,636,874

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $2,496,664
     and $1,369,615, respectively                                                       19,381,930             5,374,461
  Other assets                                                                           3,185,396             3,318,973
  Deferred income tax                                                                      872,990
                                                                                 -------------------  -------------------

TOTAL                                                                            $     128,534,198     $      97,476,249
                                                                                 ===================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                          $       4,810,523     $       5,320,255
  Accrued payroll                                                                          793,174               760,297
  Gaming taxes payable                                                                   2,928,927             2,673,927
  Property taxes payable                                                                   712,148               526,931
  Slot club liability                                                                      946,468               940,655
  Current portion of long-term debt                                                        374,811               783,587
                                                                                 -------------------  -------------------
      Total current liabilities                                                         10,566,051            11,005,652

LONG-TERM DEBT AND OTHER LIABILITIES
  Reducing and revolving credit facility                                                58,800,000            29,900,000
  Bonds payable                                                                          5,108,355             5,298,624
                                                                                 -------------------  -------------------
      Total long-term debt                                                              63,908,355            35,198,624

  Interest rate swap liability                                                           2,174,974
  Deferred tax liability                                                                   814,334               469,920
                                                                                 -------------------  -------------------

      Total liabilities                                                                 77,463,714            46,674,196
                                                                                -------------------  -------------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                        7,241,827             8,739,694

STOCKHOLDERS' EQUITY:
  Preferred stock; $.001 par value; 10,000,000 shares authorized;
    none issued and outstanding
  Common stock; $.001 par value; 40,000,000 shares authorized;
   4,134,400 and 4,126,757 shares issued and outstanding, respectively                       4,134                 4,127
  Additional paid-in capital                                                            18,629,439            18,569,538
  Accumulated other comprehensive loss                                                  (1,302,311)
  Retained earnings                                                                     26,497,395            23,488,694
                                                                                 -------------------  -------------------
        Total stockholders' equity                                                      43,828,657            42,062,359
                                                                                 -------------------  -------------------

TOTAL                                                                            $     128,534,198    $       97,476,249
                                                                                 ===================  ===================

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND  2000
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                               PERCENTAGE
                                                               SEPTEMBER 30,                                  INCREASE
                                                           2001              2000           DIFFERENCE       (DECREASE)
                                                      -------------      ------------      -----------      ------------
REVENUES:
  Casino revenue                                      $  26,686,174      $ 20,984,093      $ 5,702,081          27 %
  Food and beverage revenue                               3,233,656         2,363,538          870,118          37 %
  Hotel revenue                                             404,878           290,991          113,887          39 %
  Other                                                     179,462           190,393          (10,931)         (6)%
                                                      -------------      ------------      -----------

      Total revenues                                     30,504,170        23,829,015        6,675,155          28 %

      Promotional allowances                              4,477,799         3,474,923        1,002,876          29 %
                                                      -------------      ------------      -----------

      Net revenues                                       26,026,371        20,354,092        5,672,279          28 %
                                                      -------------      ------------      -----------

COSTS AND EXPENSES:
  Casino operations                                       8,198,686         6,605,047        1,593,639          24 %
  Food and beverage operations                            2,838,479         2,123,444          715,035          34 %
  Hotel operations                                          251,940           191,883           60,057          31 %
  Marketing, general and administrative                   8,294,069         6,310,730        1,983,339          31 %
  Privatization and other non-recurring costs               150,967                            150,967
  Depreciation and amortization                           1,964,058         1,458,687          505,371          35 %
                                                      -------------      ------------      -----------

      Total costs and expenses                           21,698,199        16,689,791        5,008,408          30 %
                                                      -------------      ------------      -----------

OPERATING INCOME                                          4,328,172         3,664,301          663,871          18 %

  Interest income                                            30,791            68,326          (37,535)        (55)%
  Interest expense                                       (1,266,098)         (795,187)        (470,911)         59 %
                                                      -------------      ------------      -----------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES          3,092,865         2,937,440          155,425           5 %

MINORITY INTEREST                                           572,752           590,669          (17,917)         (3)%
                                                      -------------      ------------      -----------

INCOME BEFORE INCOME TAXES                                2,520,113         2,346,771          173,342           7 %

INCOME TAXES                                                974,241           844,823          129,418          15 %
                                                      -------------      ------------      -----------

NET INCOME                                            $   1,545,872      $  1,501,948      $    43,924           3 %
                                                      =============      ============      ===========

BASIC EARNINGS PER SHARE                              $        0.38      $       0.37      $      0.01           3 %

Dilutive effect of outstanding options                        (0.02)            (0.01)           (0.01)        100 %
                                                      -------------      ------------      -----------

DILUTED EARNINGS PER SHARE                            $        0.36      $       0.36      $       .00           0 %
                                                      -------------      ------------      -----------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                                4,132,798         4,126,257
                                                      -------------      ------------
     Dilutive effect of outstanding options                 210,965            72,043
                                                      -------------      ------------

     DILUTED                                              4,343,763         4,198,300
                                                      =============      ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND  2000
--------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED                                 PERCENTAGE
                                                                  SEPTEMBER 30,                                   INCREASE
                                                               2001             2000          DIFFERENCE          (DECREASE)
                                                           ------------     ------------     ------------        -------------
REVENUES:
  Casino revenue                                           $ 75,135,875     $ 63,180,345     $ 11,955,530               19 %
  Food and beverage revenue                                   8,970,487        7,023,088        1,947,399               28 %
  Hotel revenue                                               1,075,574          826,057          249,517               30 %
  Other                                                       1,114,727          490,472          624,255              127 %
                                                           ------------     ------------     ------------

      Total revenues                                         86,296,663       71,519,962       14,776,701               21 %

      Promotional allowances                                 12,678,935       10,778,681        1,900,254               18 %
                                                           ------------     ------------     ------------

      Net revenues                                           73,617,728       60,741,281       12,876,447               21 %
                                                           ------------     ------------     ------------

COSTS AND EXPENSES:
  Casino operations                                          23,343,011       19,458,361        3,884,650               20 %
  Food and beverage operations                                7,968,260        6,215,362        1,752,898               28 %
  Hotel operations                                              707,459          539,580          167,879               31 %
  Marketing, general and administrative                      23,833,439       18,374,982        5,458,457               30 %
  Privatization and other non-recurring costs                 1,265,956                         1,265,956
  Depreciation and amortization                               5,724,710        4,266,481        1,458,229               34 %
                                                           ------------     ------------     ------------

      Total costs and expenses                               62,842,835       48,854,766       13,988,069               29 %
                                                           ------------     ------------     ------------

OPERATING INCOME                                             10,774,893       11,886,515       (1,111,622)              (9)%

  Interest income                                               145,387          228,863          (83,476)             (36)%
  Interest expense                                           (4,088,064)      (2,702,293)      (1,385,771)              51 %
                                                           ------------     ------------     ------------

INCOME BEFORE MINORITY INTEREST AND INCOME TAXES              6,832,216        9,413,085       (2,580,869)             (27)%

MINORITY INTEREST                                             1,458,160        1,843,578         (385,418)             (21)%
                                                           ------------     ------------     ------------

INCOME BEFORE INCOME TAXES                                    5,374,056        7,569,507       (2,195,451)             (29)%

INCOME TAXES                                                  2,365,355        2,725,023         (359,668)             (13)%
                                                           ------------     ------------     ------------

NET INCOME                                                 $  3,008,701     $  4,844,484     $ (1,835,783)             (38)%
                                                           ============     ============     ============

BASIC EARNINGS PER SHARE                                   $       0.73     $       1.18     $      (0.45)             (38)%

Dilutive effect of outstanding options                            (0.03)           (0.01)           (0.02)             200 %
                                                          ------------     ------------     ------------

DILUTED EARNINGS PER SHARE                                 $       0.70     $       1.17     $      (0.47)             (40)%
                                                           ============     ============     ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     BASIC                                                    4,131,095        4,116,407

     Dilutive effect of outstanding options                     189,516           38,705
                                                           ============     ============

     DILUTED                                                  4,320,611        4,155,112
                                                           ============     ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                                      Additional
                                                                Common Stock           Paid-in         Retained
                                                             Shares      Amount        Capital         Earnings
                                                           ----------    -------     ------------    ------------
BALANCES,
  JANUARY 1, 2001                                           4,126,757    $ 4,127     $ 18,569,538    $ 23,488,694
  Stock issued for  compensation                                3,476          4           25,996
  Exercise of stock options                                     4,167          3           33,905
  Comprehensive income:
    Transition adjustment as a result of
      the adoption of Statement of Financial
      Accounting Standards No. 133
    Unrealized loss on interest rate swap
    Reclassification adjustment for amortization
      of cumulative transition adjustment, included
      in net income
    Net income                                                                                          3,008,701
                                                           ----------    -------     ------------    ------------
        Total Comprehensive Income


BALANCES,
  SEPTEMBER 30, 2001                                        4,134,400    $ 4,134     $ 18,629,439    $ 26,497,395
                                                           ==========    =======     ============    ============


                                                         Accumulated
                                                            Other
                                                         Comprehensive
                                                            Income
                                                            (Loss)             Total
                                                         -------------     ------------
BALANCES,
  JANUARY 1, 2001                                                          $ 42,062,359
  Stock issued for  compensation                                                 26,000
  Exercise of stock options                                                      33,908
  Comprehensive income:
    Transition adjustment as a result of
      the adoption of Statement of Financial
      Accounting Standards No. 133                            367,941           367,941
    Unrealized loss on interest rate swap                  (1,551,984)       (1,551,984)
    Reclassification adjustment for amortization
      of cumulative transition adjustment, included
      in net income                                          (118,268)         (118,268)
    Net income                                                                3,008,701
                                                         -------------     -------------
        Total Comprehensive Income                                            1,706,390
                                                                           -------------

BALANCES,
  SEPTEMBER 30, 2001                                     $ (1,302,311)     $ 43,828,657
                                                         =============     ============

BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                       2001                         2000
                                                                                ------------------          -----------------
OPERATING ACTIVITIES:
  Net income                                                                    $       3,008,701           $       4,844,484
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                      5,724,710                   4,266,481
     Change in fair value of interest rate swap, net                                      135,718
     Loss (Gain) on sale of equipment                                                     113,058                     (10,470)
     Minority interest                                                                  1,458,160                   1,843,578
     Noncash compensation                                                                                               7,750
  Changes in operating assets and liabilities, net of the effects of acquisition:
     Accounts receivable                                                                  539,349                     (75,771)
     Inventories                                                                           30,984                      (8,304)
     Prepaid expenses and other assets                                                 (1,222,474)                   (386,143)
     Accounts payable and accrued expenses                                                176,066                    (934,605)
                                                                                -----------------            ----------------
        Net cash provided by operating activities                                       9,964,272                   9,547,000
                                                                                -----------------            ----------------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                          73,183                      77,812
  Equipment purchases and additions to gaming facilities                               (3,074,544)                 (1,390,463)
  Acquisition costs related to the Gold Dust West                                          (2,384)                   (535,600)
  Deposit related to the Gold Dust West                                                                              (500,000)
  Acquisition of the Gold Dust West, net of cash acquired                             (26,000,000)
  Other                                                                                                                (6,498)
                                                                                -----------------            ----------------
        Net cash used in investing activities                                         (29,003,745)                 (2,354,749)
                                                                                -----------------            ----------------

FINANCING ACTIVITIES:
  Proceeds from reducing and revolving credit facility                                 36,500,000
  Payments on bonds                                                                      (178,136)                   (175,000)
  Payments on long term debt and note payable                                          (8,020,910)                 (7,301,508)
  Payments to amend reducing and revolving credit facility                               (571,247)
  Distributions to minority interest owner                                             (2,956,029)                 (1,111,284)
  Other                                                                                    59,910                     102,850
                                                                                -----------------            ----------------
        Net cash provided by (used in) financing activities                            24,833,588                  (8,484,942)
                                                                                -----------------            ----------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                           $      5,794,115            $     (1,292,691)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            8,518,464                  10,239,735
                                                                                 ----------------            ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     14,312,579            $      8,947,044
                                                                                 ================            ================

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                                         $      3,682,296            $      2,693,364
  Cash paid for income taxes                                                     $      1,312,000            $      2,463,334


                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


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

2. SIGNIFICANT ACCOUNTING POLICIES

         Unaudited Consolidated Financial Statements --- In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which are necessary for the fair presentation of the financial position of the Company at September 30, 2001 and the results of its operations for the three and nine months then ended. The accompanying unaudited consolidated financial statements include the accounts of BHWK, its wholly owned subsidiaries Gilpin Ventures, Inc. ("GVI") and GDW, and its 75% owned subsidiary, Black Hawk/Jacobs Entertainment, LLC. All significant inter-company transactions and balances have been eliminated in consolidation.

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

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 improves the transparency of the accounting and reporting for business combinations by requiring that all business combinations be accounted for under a single method - the purchase method. This Statement is effective for all business combinations initiated after June 30, 2001. The adoption of the statement did not have a material impact on the Company's financial position or results of operations.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill as well as other intangibles determined to have an indefinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company for the first quarter in the fiscal year ended December 31, 2002. Management is currently evaluating the impact that this statement may have on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supercedes current accounting guidance relating to impairment of long-lived assets and provides a single accounting methodology for long-lived assets to be disposed of, and also supercedes existing guidance with respect to reporting the effects of the disposal of a business. SFAS No. 144 is effective beginning January 1, 2002, with earlier adoption encouraged. Management is currently evaluating the impact that this statement may have on the Company's financial statements upon adoption.

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (Continued)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

         In January 2001, FASB announced that the Emerging Issues Task Force ("EITF") had reached a final consensus on EITF 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that certain sales incentives provided by vendors that entitle a customer to receive a reduction in the price of a product or service based on a specified cumulative level of transactions be recognized as a reduction in revenue. This issue is scoped broadly to include all industries that utilize point or other loyalty programs, including the hospitality industry. Effective January 1, 2001, the Company adopted this standard resulting in a reclassification of player point and coupon cash redemption expenses from marketing, general and administrative expense to promotional allowances in the amount of $2,339,000 and $1,829,000 for the three months ended September 30, 2001 and 2000, respectively, and $6,579,000 and $5,780,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

         On February 16, 2001, the Company terminated this interest rate swap agreement and simultaneously entered into a new interest rate swap agreement and designated the new swap as a cash flow hedge as defined by SFAS No. 133. From January 1, 2001 through February 16, 2001, the Company recorded a $318,000 charge to interest expense due to the devaluation of the original interest rate swap. Although the transition adjustment was reflected in other comprehensive loss, subsequent changes in the value of the original interest rate swap are reflected in the income statement because the swap was not designated as a hedging instrument as defined by SFAS No. 133. In, addition, the Company reclassified $118,000 (net of $64,000 in taxes) of the transition gain from OCI to interest expense representing the amortization of the transition gain due to terminating the interest rate swap agreement during the nine months ended September 30, 2001. The amortization of the transition adjustment will continue through April 16, 2003 (the expiration date of the original interest rate swap agreement). Derivative losses included in OCI for the nine months ended September 30, 2001 amounted to $1,552,000 net of $873,000 in taxes reflecting the decline in market value of the interest rate swap entered into on February 16, 2001 through September 30, 2001. No event is expected to result in a reclassification of losses reported in OCI over the next twelve months due to the interest rate swap's effectiveness in off setting the variable rate cash flows of the debt.

5. BUYOUT OF COMMON STOCK

         On April 27, 2001, BHWK announced the execution of a merger agreement. Pursuant to the merger agreement, Gameco, Inc., an entity owned and controlled by Jeffrey P. Jacobs, Chairman of the Board and Chief Executive Officer of BHWK, has agreed to pay $12.00 per share, in cash, for each share of common stock of BHWK not currently owned by Mr. Jacobs or his affiliates and BHWK will become a wholly-owned subsidiary of Gameco. Consummation of the transaction is subject to various conditions, including, among other things, the approval by BHWK's stockholders and the obtaining of various regulatory approvals. On November 9, 2001, the Board of Directors granted to Gameco an extension until April 1, 2002 in which to arrange for financing and close the transaction. All other terms and conditions of the merger agreement remain in place. If the transaction fails to close by April 1, 2002 through no fault of BHWK, BHWK may terminate the merger agreement and will be entitled to liquidated damages of $2 million.

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

                 BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  (continued)

     6. SEGMENT DISCLOSURE (continued)


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED SEGMENT INFORMATION
FOR THE THREE AND NINE  MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2001             2000             2001           2000
                                                                     -------------    -------------   -------------   -------------
NET REVENUE
    Black Hawk, Colorado                                             $  21,149,701    $  20,354,092   $  59,817,275   $  60,741,281
    Reno, Nevada                                                         4,876,670                       13,800,453
                                                                     -------------    -------------   -------------   -------------

              Total net revenue                                         26,026,371       20,354,092      73,617,728      60,741,281
                                                                     =============    =============   =============   =============

ADJUSTED EBITDA
    Black Hawk, Colorado                                                 5,744,482        5,750,154      15,759,987      17,783,889
    Reno, Nevada                                                         1,198,061                        3,670,100
    Net corporate overhead                                                (499,346)        (627,166)     (1,664,528)     (1,630,893)
                                                                     -------------    -------------   -------------   -------------

              ADJUSTED EBITDA                                            6,443,197        5,122,988      17,765,559      16,152,996
                                                                     =============    =============   =============   =============

ADJUSTED EBITDA
    Black Hawk, Colorado                                                        27%              28%             26%             29%
    Reno, Nevada                                                                25%               0%             27%              0%
                                                                     -------------    -------------   -------------   -------------

              ADJUSTED EBITDA                                                   25%              25%             24%             27%
                                                                     ==============   =============   =============   =============

Operating Income
    Black Hawk, Colorado                                                 4,304,383        4,287,567      11,470,980      13,517,408
    Reno, Nevada                                                           677,531                        2,243,951
    Net corporate overhead, privatization
     and other non-recurring costs                                        (653,742)        (623,266)     (2,940,038)     (1,630,893)
                                                                     --------------   -------------   -------------   -------------

              Operating Income                                       $   4,328,172    $   3,664,301   $  10,774,893   $  11,886,515
                                                                     =============    =============   =============   =============

                                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                                          2001           2000
                                                                                                      -------------   -------------

Assets:
    Black Hawk, Colorado                                                                              $  92,803,186   $  92,159,769
    Reno, Nevada                                                                                         29,906,654
    Corporate                                                                                             5,824,358       5,316,480
                                                                                                      -------------   -------------

              Total Assets                                                                            $ 128,534,198   $  97,476,249
                                                                                                      =============   =============

     7. ACQUISITION OF GOLD DUST WEST

         Assuming the Gold Dust West acquisition had occurred on January 1, 2000, for the three and nine months ended September 30, 2000, net revenues would have been $25,110,000 and $75,010,000 respectively, net income would have been $1,711,000 and $5,470,000 respectively, and earnings per share would have been $.41 and $1.32 per share respectively. The pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had this agreement been effective on January 1, 2000 or of future operations. See BHWK's 8-K filing dated March 19, 2001 for other information on pro-forma results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------- -----------------------------------------------------------------------

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

Results of Operations
---------------------

Introduction
------------

         BHWK's results of operations for the three and nine months ended September 30, 2001 and 2000 reflect the consolidated operations of our subsidiaries (GHC, GDW and The Lodge for 2001 and GHC and The Lodge for 2000 respectively) and the net corporate overhead of BHWK.

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

         We continually review the overall operational aspects of our Casinos and attempt to modify our operations, when and if necessary, in an attempt to remain competitive and to maintain our market share. Generally, our overall market strategy is to focus on our existing customer base while we develop marketing programs that increase new customer visits. Our vision is to be the best "locals casino" in each market by offering the best customer service, slot selection, player club benefits, and food and beverage service available in the market.

Increased Competition in the Black Hawk Market

         On February 4, 2000 a casino opened in Black Hawk with approximately 950 devices and a 550-car valet/self-parking garage. A second casino opened next door to The Lodge on March 6, 2000 with approximately 750 devices and parking for 500 cars. A third project recommenced construction with a projected opening date sometime in the fourth quarter of 2001. A fourth project has begun various predevelopment efforts and submittals to the City of Black Hawk and other agencies. Based upon the level of development activity in the City of Black Hawk, it is apparent that increased competition within this market continues to be a certainty.

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

         GHC's operations have been most noticeably impacted due to the additional competition in Black Hawk, which also includes The Lodge. We are currently investigating possible expansion opportunities for the Gilpin in order to provide a more competitive single floor casino environment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     Results of Operations

         The following is an analysis of the results of our unaudited consolidated operations for the three and nine months ended September 30, 2001 and 2000. Adjusted EBITDA is included in the discussion of the unaudited results of operations. Adjusted EBITDA should not be considered to be an alternative to operating income or net income as defined by accounting principles generally accepted in the United States of America. It also should not be construed to be an indicator of our operating performance, nor as an alternative to cash flows from operational activities and hence, a measure of our liquidity. We have presented Adjusted EBITDA as a supplemental disclosure element, which will facilitate a more complete analysis of our casinos' financial performance. We believe this disclosure enhances the understanding of the financial performance of a company, such as ours, with substantial interest, taxes, depreciation and amortization.


BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED                        PERCENTAGE
                                                                    SEPTEMBER 30, SEPTEMBER 30,                    INCREASE
                                                                        2001          2000      DIFFERENCE        (DECREASE)
                                                                    ------------  ------------ -----------       ------------
NET REVENUE
    Lodge                                                           $ 15,619,556  $ 14,711,285  $   908,271              6 %
    GHC                                                                5,530,145     5,642,807     (112,662)            (2)%
    GDW                                                                4,876,670                  4,876,670
                                                                    ------------  ------------  -----------

              Total net revenue                                       26,026,371    20,354,092    5,672,279             28 %

COSTS AND EXPENSES
    Lodge                                                             11,245,880    10,414,264      831,616              8 %
    GHC                                                                4,159,339     4,189,674      (30,335)            (1)%
    GDW                                                                3,678,609                  3,678,609
    Corporate                                                            499,346       627,166     (127,820)           (20)%
                                                                    ------------  ------------  -----------

              Total costs and expenses                                19,583,174    15,231,104    4,352,070             29 %

ADJUSTED EBITDA
    Lodge                                                              4,373,676     4,297,021       76,655              2 %
    GHC                                                                1,370,806     1,453,133      (82,327)            (6)%
    GDW                                                                1,198,061                  1,198,061
    Net corporate overhead                                              (499,346)     (627,166)     127,820            (20)%
                                                                    ------------  ------------  -----------

              ADJUSTED EBITDA                                          6,443,197     5,122,988    1,320,209             26 %
                                                                    ------------  ------------  -----------

Interest income                                                          (30,791)      (68,326)      37,535            (55)%
Interest expense                                                       1,266,098       795,187      470,911             59 %
Income taxes                                                             974,241       844,823      129,418             15 %
Privatization and other non-recurring costs                              150,967                    150,967
Depreciation and amortization                                          1,964,058     1,458,687      505,371             35 %
Minority Interest in The Lodge                                           572,752       590,669      (17,917)            (3)%
                                                                    ------------  ------------  -----------

Net income                                                          $  1,545,872  $  1,501,948  $    43,924              3 %
                                                                    ============  ============  ===========

BASIC EARNINGS PER SHARE                                            $       0.38  $       0.37  $      0.01              3 %
                                                                    ============  ============  ===========

DILUTED EARNINGS PER SHARE                                          $       0.36  $       0.36  $       .00              0 %
                                                                    ============  ============  ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)



BLACK HAWK GAMING & DEVELOPMENT COMPANY, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE  MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                       NINE MONTHS ENDED                            PERCENTAGE
                                                                  SEPTEMBER 30,   SEPTEMBER 30,                      INCREASE
                                                                     2001             2000        DIFFERENCE        (DECREASE)
                                                                  --------------  -------------   ----------       ------------
NET REVENUE
    Lodge                                                           $ 44,254,531   $ 43,958,072  $    296,459             1 %
    GHC                                                               15,562,744     16,783,209    (1,220,465)           (7)%
    GDW                                                               13,800,453                   13,800,453
                                                                    ------------   ------------  ------------

              Total net revenue                                       73,617,728     60,741,281    12,876,447            21 %

COSTS AND EXPENSES
    Lodge                                                             32,072,636     30,645,451     1,427,185             5 %
    GHC                                                               11,984,652     12,311,941      (327,289)           (3)%
    GDW                                                               10,130,353                   10,130,353
    Corporate                                                          1,664,528      1,630,893        33,635             2 %
                                                                    ------------   ------------  ------------

              Total costs and expenses                                55,852,169     44,588,285    11,263,884            25 %

ADJUSTED EBITDA
    Lodge                                                             12,181,895     13,312,621    (1,130,726)           (8)%
    GHC                                                                3,578,092      4,471,268      (893,176)          (20)%
    GDW                                                                3,670,100                    3,670,100
    Net corporate overhead                                            (1,664,528)    (1,630,893)      (33,635)            2 %
                                                                    ------------   ------------  ------------

              ADJUSTED EBITDA                                         17,765,559     16,152,996     1,612,563            10 %
                                                                    ------------   ------------  ------------

Interest income                                                         (145,387)      (228,863)       83,476           (36)%
Interest expense                                                       4,088,064      2,702,293     1,385,771            51 %
Income taxes                                                           2,365,355      2,725,023      (359,668)          (13)%
Privatization and other non-recurring costs                            1,265,956                    1,265,956
Depreciation and amortization                                          5,724,710      4,266,481     1,458,229            34 %
Minority Interest in The Lodge                                         1,458,160      1,843,578      (385,418)          (21)%
                                                                    ------------   ------------  ------------

Net income                                                          $  3,008,701   $  4,844,484  $ (1,835,783)          (38)%
                                                                    ============   ============  ============

BASIC EARNINGS PER SHARE                                            $       0.73   $       1.18  $      (0.45)          (38)%
                                                                    ============   ============  ============


DILUTED EARNINGS PER SHARE                                          $       0.70   $       1.17  $      (0.47)          (40)%
                                                                    ============   ============  ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net Revenues

         We generated net revenues of $26,026,000 during the three months ended September 30, 2001 compared to $20,354,000 for the same period of 2000. The increase in net revenues of $5,672,000 or 28% is the result of net revenues generated from GDW (acquired January 4, 2001) of $4,877,000 and an increase in net revenues at The Lodge of $908,000. These increases were offset by a decrease in net revenues at the Gilpin casino of $113,000. Generally we believe the primary reason for the decrease in net revenues at the Gilpin facility for the comparable three months periods ending September 30, 2001 and 2000 was due to the continued intense level of competition created by the newer and larger casinos in the City of Black Hawk including The Lodge.

Costs and Expenses

         Our total costs and expenses were $19,583,000 for the three months ended September 30, 2001 compared to $15,231,000 for the same period of 2000. The overall increase of $4,352,000 or 29% was the result of costs and expenses associated with GDW of $3,679,000 as well as increased costs and expenses at The Lodge of $832,000. These expenses were partially offset by a reduction in costs and expenses at GHC and Corporate of $31,000 and $128,000 respectively.

Adjusted EBITDA

         When our total costs and expenses are subtracted from our net revenues, the result is Adjusted EBITDA of $6,443,000 for the three months ended September 30, 2001 compared to $5,123,000 for the same period of 2000. The increase of $1,320,000 or 26% is primarily the result of the factors discussed above. Our Adjusted EBITDA ratio (Adjusted EBITDA divided by our net revenues) for each of the three months ended September 30, 2001 and 2000 was 25%.

Interest Income

         We had interest income totaling $31,000 during the three months ended September 30, 2001 compared to $68,000 for the same period of 2000. The decrease of $37,000 or 54% is due primarily to the reductions in interest rates and invested cash balances.

Interest Expense

         We had interest expense totaling $1,266,000 during the three months ended September 30, 2001 compared to $795,000 for the same period of 2000. The increase of $471,000 or 59% is primarily the result of interest on borrowings associated with the acquisition of GDW of $458,000 and increases in interest expense at The Lodge of $95,000. The increases were partially offset by reductions in interest expense incurred at GHC of $82,000.

Privatization and other non-recurring costs

         During the three months ended September 30, 2001, we incurred privatization and other non-recurring costs of approximately $151,000. These costs were associated with the buyout offer (See Item 1 Note 5 above) and include fees paid to financial advisors hired to identify strategic alternatives available to the Company as well as fees paid to legal counsel and financial advisors hired by the Company and the Special Committee of the Board of Directors in its analysis of the buyout offer.

Depreciation and Amortization

         We had depreciation and amortization of $1,964,000 for the three months ended September 30, 2001 compared to $1,459,000 for the same period of 2000. The increase of $505,000 or 35% is primarily due to the depreciation and amortization incurred by the GDW of $521,000 and an increase in depreciation and amortization expense at The Lodge of $4,000 offset by a decrease in depreciation and amortization expense at GHC of $20,000. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Minority Interest

Minority interest for the three months ended September 30, 2001 totaled $573,000 compared to $590,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions) that is owned by affiliates of our chief executive officer.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (continued)

Income Taxes

         Our effective income tax rate for the three months ended September 30, 2001 and 2000 resulted in income tax expense of $974,000 and $845,000. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Due to the significant costs incurred in association with the buyout offer (see privatization and other non-recurring costs above) and the non-deductible nature of a substantial portion of those costs, the Company's effective income tax rate for the three months ended increased to 39% as compared to 36% for the comparable quarter of the prior year. With the exception of costs associated with the buyout offer and assuming continued profitability at our current levels (and no change in the current tax law), we expect our effective income tax rate to return to the 36% range next year.

Net Income

         As a result of the factors discussed above, we reported net income of $1,546,000 for the three months ended September 30, 2001 compared to $1,502,000 for the same period of 2000, an increase in net income of $44,000 or 3%.

Earnings Per Share

         We reported basic earnings per share for the three months ended September 30, 2001 and 2000 of $.38 and $.37, respectively and diluted earnings per share for the same time periods of $.36 and $.36, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

THE LODGE UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

         The Lodge generated net revenues of $15,619,000 during the three months ended September 30, 2001 compared to $14,711,000 for the same period of 2000. The increase in our net revenues at The Lodge of $908,000 or 6% is primarily due to a an increase in casino revenue (net of cash redemptions) of $892,000 or 1% and a net increase in other combined net revenue of $16,000. We believe the primary reason for the increase in our net revenues for the three months period ending September 30, 2001 and 2000 is due to an increase in our marketing efforts as well as overall market growth in the City of Black Hawk.

Costs and Expenses

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $11,246,000 during the three months ended September 30, 2001 compared to $10,414,000 for the same period of 2000. The overall increase of $832,000 or 8% is due to increases in labor costs of $425,000, gaming taxes of $202,000, marketing and media costs of $162,000, bus program costs of $64,000, utilities of $11,000, and other net expenses of $9,000. These increases were offset by a decrease in slot participation costs of $41,000.

Adjusted EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $4,374,000 for the three months ended September 30, 2001 compared to $4,297,000 for the same period of 2000. The increase in Adjusted EBITDA of $77,000 or 2% is primarily the result of market growth in the City of Black Hawk offset by increased costs of competition.

Interest Expense

         Interest expense at The Lodge was $702,000 for the three months ended September 30, 2001 compared to $607,000 for the same period of 2000. The increase of $95,000 or 16% is primarily due to increases in interest expense of $144,000 on our increased average debt outstanding. This was partially offset by a $49,000 credit to interest expense in connection with our interest rate swap activity during the three months ended September 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         Depreciation and amortization of The Lodge totaled $996,000 for the three months ended September 30, 2001 compared to $992,000 for the same period of 2000. The increase of $4,000 is generally due to an increase in depreciable assets.

Income before income taxes

         As a result of the factors discussed above, The Lodge generated income before income taxes (after eliminating inter-company transactions and before minority interest) of $2,694,000 for the three months ended September 30, 2001 compared to $2,737,000 for the same period of 2000, a decrease of $43,000 or 2%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

THE GILPIN HOTEL CASINO UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

         GHC generated net revenues of $5,530,000 during the three months ended September 30, 2001 compared to $5,643,000 for the same period of 2000. The decrease in our net revenues at GHC of $113,000 or 2% is primarily due to a decrease in casino revenue of $66,000 and a net decrease in other combined net revenue of $47,000. The primary reason for the decrease in our overall casino revenue at GHC is a result of the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Costs and Expenses

         GHC's costs and expenses totaled $4,159,000 during the three months ended September 30, 2001 compared to $4,190,000 for the same period of 2000. The overall decrease of $31,000 or 1% is due to decreases in gaming taxes of $29,000, bus program costs of $24,000, slot participation costs of $46,000 and other net costs and expenses of $28,000. These reductions were offset by an increase in marketing related costs of $54,000 and labor costs of $42,000.

Adjusted EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $1,371,000 for the three months ended September 30, 2001 compared to $1,453,000 for the same period of 2000. The decrease in Adjusted EBITDA of $82,000 or 6% is the result of increased competition and the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Interest Expense

         Interest expense at GHC was $106,000 for the three months ended September 30, 2001 compared to $188,000 for the same period of 2000. The decrease of $82,000 or 44% is primarily due to paying down our debt levels at various times since September 30, 2000 as well as a $12,000 credit to interest expense in connection with our interest rate swap activity during the three months ended September 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         The depreciation and amortization of GHC totaled $444,000 for the three months ended September 30, 2001 compared to $464,000 for the same period of 2000. The decrease of $20,000 or 4% is generally due to assets reaching full amortization offset by an increase in other depreciated assets.

Income before income taxes

         As a result of the factors discussed above, GHC generated income before income taxes of $827,000 for the three months ended September 30, 2001 compared to $825,000 for the same period of 2000, a decrease of $2,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

GOLD DUST WEST UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         On January 4, 2001, BHWK purchased the assets and operating business of the Gold Dust West Casino with operations beginning January 5, 2001. Therefore, there are no comparisons to the prior periods presented. See BHWK's 8-K filing dated March 19, 2001 for pro-forma results.

Net Revenues

         GDW generated net revenues of $4,877,000 during the three months ended September 30, 2001. The revenues by operating department included casino revenue of $4,366,000 or 90%, food and beverage revenue of $375,000 (net of $345,000 in promotional allowances) or 8%, hotel revenue of $119,000 (net of $13,000 in promotional allowances) or 2% and other revenues of $17,000.

Costs and Expenses

         GDW's costs and expenses totaled $3,679,000 during the three months ended September 30, 2001. The costs and expenses by operating departments included casino operations of $1,319,000 or 36%, food and beverage operations of $625,000 or 17%, hotel operations of $64,000 or 2%, marketing, general, and administrative of $1,671,000 or 45%.

Adjusted EBITDA

         When GDW's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $1,198,000 for the three months ended September 30, 2001.

Interest Expense

         Interest expense at GDW was $458,000 for the three months ended September 30, 2001 resulting from borrowings associated with its acquisition by BHWK.

Depreciation and Amortization

         Depreciation and amortization at GDW totaled $520,000 for the three months ended September 30, 2001. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Income before income taxes

         As a result of the factors discussed above, GDW generated income before income taxes of $223,000 for the three months ended September 30, 2001

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

CORPORATE UNAUDITED RESULTS OF OPERATIONS -- FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Generally, our corporate operations are not a profit center, but rather a managerial division that directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

Net Revenue

         No net revenue is generated at our corporate level after elimination of inter-company transactions.

Costs and Expenses

         Our costs and expenses totaled $499,000 for the three months ended September 30, 2001 compared to $627,000 for the same period of 2000. The decrease of $128,000 or 20% is due to a prior year $101,000 non-recurring write off of costs incurred in the pursuit of potential new gaming projects and opportunities as well as a current year decrease in consulting costs of $34,000, and shareholder relations costs of $30,000. These decreases in costs were partially offset by increases in legal costs of $20,000, travel and entertainment costs of $11,000 and other net costs of $6,000.

Net Corporate Overhead

         As no revenues are generated at the corporate level, our net corporate overhead is equal to our total corporate costs and expenses. The decrease in our net corporate overhead of $128,000 or 20% serves to increase our consolidated Adjusted EBITDA.

Depreciation and Amortization

         Depreciation and amortization at the corporate level was $3,000 for both the three months ended September 30, 2001 and 2000.

Privatization and other non-recurring costs

         See the discussion under unaudited consolidated results of operations - for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 above.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net Revenues

         We generated net revenues of $73,618,000 during the nine months ended September 30, 2001 compared to $60,741,000 for the same period of 2000. The increase in net revenues of $12,877,000 or 21% is the result of net revenues generated from GDW (acquired January 4, 2001) of $13,800,000 and an increase in net revenues generated at The Lodge of $297,000, offset by decreases in net revenues at GHC of $1,220,000.

         Generally, we believe the primary reason for the decrease in net revenues at GHC for the nine months ended September 30, 2001 over the same period of 2000 is the result of the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge. The increase in net revenues at The Lodge, despite the intense competition within the City is generally attributable to the overall growth in the market.

Costs and Expenses

         Our total costs and expenses were $55,852,000 for the nine months ended September 30, 2001 compared to $44,588,000 for the same period of 2000. The overall increase of $11,264,000 or 25% was the result of costs and expenses associated with GDW of $10,130,000 as well as increases in costs and expenses at The Lodge, and BHWK of $1,427,000 and $34,000 respectively. These expenses were partially offset by a reduction in costs and expenses at GHC of $327,000.

Adjusted EBITDA

         When our total costs and expenses are subtracted from our net revenues, the result is Adjusted EBITDA of $17,766,000 for the nine months ended September 30, 2001 compared to $16,153,000 for the same period of 2000. The increase of $1,613,000 or 10% is primarily the result of the factors discussed above. Our Adjusted EBITDA ratio (Adjusted EBITDA divided by our net revenues) is 24% for the nine months ended September 30, 2001 compared to 27% for the same period of 2000.

Interest Income

         We had interest income totaling $145,000 during the nine months ended September 30, 2001 compared to $229,000 for the same period of 2000. The decrease of $84,000 or 36% is due primarily to the reductions in interest rates and invested cash balances.

Interest Expense

         We had interest expense totaling $4,088,000 during the nine months ended September 30, 2001 compared to $2,702,000 for the same period of 2000. The increase of $1,386,000 or 51% is primarily the result of interest on borrowings associated with the acquisition of GDW of $1,378,000 and increases in interest expense at The Lodge of $272,000. The increases were partially offset by reductions in interest expense incurred at GHC of $264,000.

Privatization and other non-recurring costs

         During the current nine months ended September 30, 2001, we incurred privatization and other non-recurring costs of approximately $1,266,000. The costs associated with the buyout offer (See Item 1 Note 5 above) through September 30, 2001 were $1,131,000. These costs include fees paid to financial advisors hired to identify strategic alternatives and consult with the Company regarding those alternatives as well as fees paid to legal counsel and the Special Committee of the Board of Directors in its analysis of the buyout offer. In addition, included in these costs is a total of $135,000 in fines ($75,000 on behalf of GHC and $60,000 on behalf of The Lodge) assessed by the Colorado Division of Gaming pursuant to the issuance of a stipulation and agreement for each property alleging certain violations of Internal Control Minimum Procedures.

Depreciation and Amortization

         We had depreciation and amortization of $5,725,000 for the nine months ended September 30, 2001 compared to $4,266,000 for the same period of 2000. The increase of $1,459,000 or 34% is primarily due to the depreciation and amortization incurred by the GDW of $1,426,000 and an increase in depreciation and amortization expense at The Lodge and Corporate of $42,000, $3,000 respectively. These increases were offset by a decrease in total depreciation and amortization at GHC of $12,000. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Minority Interest

Minority interest for the nine months ended September 30, 2001 totaled $1,458,000 compared to $1,844,000 for the same period of the prior year. Minority interest represents the 25% share of The Lodge's income (before eliminating inter-company transactions), which is owned by affiliates of our chief executive officer.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)

Income Taxes

         Our effective income tax rate for the nine months ended September 30, 2001 and 2000 resulted in income tax expense of $2,365,000 and $2,725,000. The unique tax characteristics of the individual components of our income before income taxes are what determine our overall effective tax rate. Due to the significant costs incurred in association with the buyout offer (see privatization and other non-recurring costs above) and the non-deductible nature of a substantial portion of those costs, the Company's effective income tax rate for the nine months ended increased to 44% as compared to 36% for the comparable period of the prior year. With the exception of costs associated with the buyout offer and assuming continued profitability at our current levels (and no change in current tax law), we expect that our effective income tax rate to return to the 36% range next year.

Net Income

         As a result of the factors discussed above, we reported net income of $3,009,000 for the nine months ended September 30, 2001 compared to $4,844,000 for the same period of 2000, a decrease in net income of $1,836,000 or 38%.

Earnings Per Share

         We reported basic earnings per share for the nine months ended September 30, 2001 and 2000 of $.73 and $1.18, respectively and diluted earnings per share for the same time periods of $.70 and $1.17, respectively. The decrease in basic and diluted earnings per share of $.45 or 38% and $.47 or 40% respectively, are the result of significant privatization costs as well as reduced profitability.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

THE LODGE UNAUDITED RESULTS OF OPERATIONS -- FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

         The Lodge generated net revenues of $44,255,000 during the nine months ended September 30, 2001 compared to $43,958,000 for the same period of 2000. The increase in our net revenues at The Lodge of $297,000 or 1% is primarily due to an increase in casino revenue (net of cash redemptions) of $120,000, one time sales tax and workers compensation refunds of $247,000 and $57,000 respectively, and a net increase in other combined net revenue of $6,000. These increases were offset by a decrease in net hotel revenue of $133,000. As discussed above, we believe the slight increase in casino revenue is primarily due to market growth in the City of Black Hawk.

Costs and Expenses

         The Lodge's costs and expenses (after eliminating inter-company transactions) totaled $32,073,000 during the nine months ended September 30, 2001 compared to $30,645,000 for the same period of 2000. The overall increase of $1,427,000 or 5% is due to increases in labor costs of $814,000, marketing and media costs of $458,000, gaming taxes of $59,000, bus program costs of $34,000, utilities of $51,000, and other net costs and expenses of $72,000. These increases were offset by a reduction in slot participation expenses of $61,000.

Adjusted EBITDA

         When The Lodge's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $12,182,000 for the nine months ended September 30, 2001 compared to $13,313,000 for the same period of 2000. The decrease in Adjusted EBITDA of $1,131,000 or 8% is primarily the result of a more competitive market and increased marketing efforts within the City of Black Hawk.

Interest Expense

         Interest expense at The Lodge was $2,333,000 for the nine months ended September 30, 2001 compared to $2,061,000 for the same period of 2000. The increase of $272,000 or 13% is primarily due to a net $110,000 charge to interest expense in connection with our interest rate swap activity during the nine months ended September 30, 2001 (see Item 1 Note 4 above). An additional $162,000 in interest expense was incurred due to increase in average debt levels held during the current year as compared to the prior year.

Depreciation and Amortization

         Depreciation and amortization of The Lodge totaled $2,949,000 for the nine months ended September 30, 2001 compared to $2,907,000 for the same period of 2000. The increase of $42,000 or 1% is generally due to an increase in depreciable assets.

Income before income taxes

         As a result of the factors discussed above, The Lodge generated income before income tax (after eliminating inter-company transactions and before minority interest) of $6,977,000 for the nine months ended September 30, 2001 compared to $8,498,000 for the same period of 2000, a decrease of $1,521,000 or 18%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

THE GILPIN HOTEL CASINO UNAUDITED RESULTS OF OPERATIONS -- FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Revenues

         GHC generated net revenues of $15,563,000 during the nine months ended September 30, 2001 compared to $16,783,000 for the same period of 2000. The decrease in our net revenues at GHC of $1,220,000 or 7% is primarily due to a decrease in casino revenue (net of cash redemption) of $1,440,000 and a net decrease in other combined net revenue of $88,000. Sales tax and workers compensation refunds of $287,000 and $21,000 respectively partially offset the reductions in revenue. The primary reason for the decrease in our casino revenue at GHC is a result of the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Costs and Expenses

         GHC's costs and expenses totaled $11,985,000 during the nine months ended September 30, 2001 compared to $12,312,000 for the same period of 2000. The overall decrease of $327,000 or 3% is due to decreases in gaming taxes of $339,000, bus program costs of $122,000, slot participation expenses of $52,000, and other net costs and expenses of $62,000. These reductions were offset by increases in marketing costs of $225,000 and utilities of $23,000.

Adjusted EBITDA

         When GHC's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $3,578,000 for the nine months ended September 30, 2001 compared to $4,471,000 for the same period of 2000. The decrease in Adjusted EBITDA of $893,000 or 20% is primarily the result of increased competition and the opening of larger and newer gaming facilities in the City of Black Hawk, including The Lodge.

Interest Expense

         Interest expense at GHC was $377,000 for the nine months ended September 30, 2001 compared to $641,000 for the same period of 2000. The decrease of $264,000 or 41% is primarily due to paying down our debt levels at various times since September 30, 2000 offset by a net $26,000 charge to interest expense in connection with interest rate swap activity during the nine months ended September 30, 2001 (see Item 1 Note 4 above).

Depreciation and Amortization

         The depreciation and amortization of GHC totaled $1,340,000 for the nine months ended September 30, 2001 compared to $1,352,000 for the same period of 2000. The decrease of $12,000 or 1% is generally due to assets reaching full amortization offset by an increase in other depreciated assets.

Income before income taxes

         As a result of the factors discussed above, GHC generated income before income taxes of $1,891,000 for the nine months ended September 30, 2001 compared to $2,538,000 for the same period of 2000, a decrease of $647,000 or 25%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

GOLD DUST WEST UNAUDITED RESULTS OF OPERATIONS -- FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         On January 4, 2001, BHWK purchased the assets and operating business of the Gold Dust West Casino with operations beginning January 5, 2001. Therefore, there are no comparisons to the prior periods presented. See BHWK's 8-K filing dated March 19, 2001 for pro-forma results.

Net Revenues

         GDW generated net revenues of $13,800,000 during the nine months ended September 30, 2001. The revenues by operating department included casino revenue of $12,477,000 or 90%, food and beverage revenue of $956,000 (net of $959,000 in promotional allowances) or 7%, hotel revenue of $319,000 (net of $35,000 in promotional allowances) or 2% and other revenues of $48,000.

Costs and Expenses

         GDW's costs and expenses totaled $10,130,000 during the nine months ended September 30, 2001. The costs and expenses by operating departments included casino operations of $3,749,000 or 37%, food and beverage operations of $1,706,000 or 17%, hotel operations of $179,000 or 2%, marketing, general, and administrative of $4,496,000 or 44%.

Adjusted EBITDA

         When GDW's costs and expenses are subtracted from net revenues, the result is Adjusted EBITDA of $3,670,000 for the nine months ended September 30, 2001.

Interest Expense

         Interest expense at GDW was $1,378,000 for the nine months ended September 30, 2001 resulting from borrowings associated with its acquisition by BHWK.

Depreciation and Amortization

         Depreciation and amortization at GDW totaled $1,426,000 for the nine months ended September 30, 2001. Depreciation and amortization primarily relates to buildings, equipment, and intangible assets.

Income before income taxes

         As a result of the factors discussed above, GDW generated income before income taxes of $884,000 for the nine months ended September 30, 2001

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (continued)

CORPORATE UNAUDITED RESULTS OF OPERATIONS -- FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Generally, our corporate operations are not a profit center, but rather a managerial entity, which directs the overall operations of the Company, including the specific efforts related to being a publicly traded company.

Net Revenue

         No net revenue is generated at our corporate level after elimination of inter-company transactions.

Costs and Expenses

         Our costs and expenses totaled $1,665,000 for the nine months ended September 30, 2001 compared to $1,631,000 for the same period of 2000. The increase of $34,000 or 2% is due to increases in compensation related costs of $57,000, travel and entertainment of $48,000, director's fees of $24,000, and other net costs and expenses of $6,000. These increases were offset by a prior year $101,000 non-recurring write off of costs incurred in the pursuit of potential new gaming projects and opportunities.

Net Corporate Overhead

         As no revenues are generated at the corporate level, net corporate overhead is equal to costs and expenses. The increase in our net corporate overhead of $34,000 or 2% decreases our consolidated Adjusted EBITDA.

Depreciation and Amortization

         Depreciation and amortization at the corporate level was $10,000 and $7,000 for the nine months ended September 30, 2001 and 2000 respectively.

Privatization and other non-recurring costs

         See the discussion under unaudited consolidated results of operations - for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 above.

Liquidity and Capital Resources
-------------------------------

         The net cash provided by operating activities was $9,964,000 during the nine months ended September 30, 2001 compared to net cash provided by operating activities of $9,547,000 for the same period of 2000.

         Net cash used in investing activities for the nine months ended September 30, 2001 was $29,004,000. The uses of funds included payments for equipment purchases and additions to our casinos of $3,075,000 and payments to acquire the Gold Dust West of $26,002,000. These uses of funds were partially offset by the proceeds from the sale of equipment of $73,000. Net cash used in investing activities for the nine months ended September 30, 2000 was $2,355,000. The primary uses of funds included payments for equipment purchases and additions to our casinos totaling $1,390,000 and payments related to the acquisition of the Gold Dust West of $1,036,000 (including a $500,000 earnest money deposit), and other investing activity payments of $7,000. These uses of funds were partially offset by the proceeds from the sale of equipment totaling $78,000.

         The net cash provided by financing activities during the nine months ended September 30, 2001 totaled $24,834,000. These sources of funds included proceeds from the reducing and revolving line of credit of $36,500,000 and other financing activities of $60,000. These sources were reduced by payments on bonds of $178,000, payments on long-term debt of $8,021,000, payments to amend the reducing and revolving credit facility of $571,000, and distributions to the 25% minority interest owners of The Lodge of $2,956,000 representing the portion of earnings of The Lodge which are applicable to the minority interest owners. The net cash used in financing activities during the nine months ended September 30, 2000 totaled $8,485,000. These uses of funds included payments on bonds totaling $175,000, payments on long-term debt of $7,302,000 and distributions to the 25% minority interest owner of The Lodge of $1,111,000 representing the portion of earnings of The Lodge which are applicable to the minority interest owners. These uses of funds were partially offset by other financing activities of $103,000.

         As of September 30, 2001 the Company had working capital of approximately $6,522,000 compared to a negative working capital of approximately $99,000 at December 31, 2000.

         We believe our current working capital position, earnings from our existing operations and the remaining availability from our reducing and revolving credit facility are sufficient to meet our short-term cash requirements, which are generally operating expenses and interest payments on indebtedness. However, any significant development of other projects by us may require additional financing, other joint venture partners, or both.

Buyout of common stock

         On April 27, 2001, BHWK executed a merger agreement with Gameco, Inc. (see Item 1 Note 5 above). In connection with the merger agreement, BHWK has incurred approximately $1,000,000 in privatization costs consisting principally of investment banking, legal, accounting and other fees. Total privatization costs are expected to be approximately $2,000,000. Pursuant to accounting principles generally accepted in the United States of America ("GAAP") these costs as well as future privatization costs will be expensed as incurred. Furthermore, a majority of these costs are not deductible for income tax purposes. On November 9, 2001, the Board of Directors granted to Gameco an extension until April 1, 2002 in which to arrange for financing and closing of the transaction.

Gold Dust West Acquisition

         On January 7, 2000 we entered into an agreement to purchase the assets and operating business of a gaming casino and motel located in Reno, Nevada known as the Gold Dust West. On December 22, 2000 we obtained the appropriate Nevada gaming approvals and licensing, and closed on the purchase transaction January 4, 2001 for $27,198,000 including $698,000 in transaction costs. Approximately $26,000,000 of the acquisition cost was funded from the amended reducing and revolving credit facility described below.

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

-------------------------------------------

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

         On February 16, 2001, we terminated the interest rate swap agreement and concurrently entered into a new interest rate swap agreement, with the same counterparty, with an initial notional amount of $50,000,000 including scheduled reductions of $10,000,000 each at December 31, 2002 and December 31, 2003 until final maturity on April 16, 2004. The new interest rate swap agreement provides that, on a quarterly basis, we pay a fixed rate of 5.46% on the notional amount of $50,000,000 and receive a payment based on LIBOR applied to the notional amount. The fair value of the $35,000,000 interest rate swap upon termination of approximately $250,000 was used to pay down the fixed interest rate on the new $50,000,000 interest rate swap. The new interest rate swap agreement has been designated and documented as a cash-flow hedge, and therefore, the change in the fair value of the hedge is recorded in accumulated other comprehensive income
(loss) net of taxes to the extent effectiveness (as defined by SFAS No. 133) has been determined. All income or expense associated with the interest rate swap affecting earnings is recognized in the income statement.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.
-------  ----------------------------------------------------------

         Our primary exposure to market risks relates to our reducing and revolving credit facility, which is variable rate debt. We are exposed to interest rate risk on this debt, which totaled $59 million and $32 million at September 30, 2001 and 2000 respectively. If market interest rates increase, our cash requirements for interest would also increase. Conversely, if market interest rates decrease, our cash requirements for interest would also decrease.

         In an effort to minimize our exposure to interest rate risk on our credit facility, at September 30, 2001 and 2000 we had partially hedged our exposure to interest rate risk by participating in interest rate swaps. Under the terms of the swap agreements, we receive a variable rate interest payment and pay a fixed rate interest payment on a notional amount of $50 million and $35 million at September 30, 2001 and 2000 respectively. This has reduced our exposure to interest rate risk to $9 million not hedged with the interest rate swap at September 30, 2001.

         The annual increase or decrease in cash requirements for interest, after considering the impact of the interest rate swap agreement, should market rates increase or decrease by 10% compared to the interest rate levels at September 30, 2001 would be approximately $51,000.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------

                  Not Applicable

Item 2.  Changes in Securities
-------

                  None

Item 3.  Defaults Upon Senior Securities
-------

                  None

Item 4. Submission of Matters to a Vote of Security Holders
-------

                  None

Item 5.  Other Information
-------
                  None

Item 6.  Exhibits and Reports on Form 8-K
-------

                  ( a )    Exhibits:

                           None

                  ( b )    Reports on Form 8-K

                           Date        Item No's. Reported
                           None        -------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Black Hawk Gaming & Development Company, Inc. Registrant


Date: November 13, 2001         By:  /s/ Jeffrey P. Jacobs
                                     ---------------------
                                     Jeffrey P. Jacobs, Chairman of the Board
                                     of Directors and Chief Executive Officer


                                     /s/ Stephen R. Roark
                                     --------------------
                                     Stephen R. Roark, President and Chief
                                     Financial Officer